Form 10-Q
period 2018-10-31
OBITX, Inc.
filed 2019-01-11
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  333-222978

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 778-6459

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of September 15, 2018, the Company had 5,460,000 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results that can be expected for the year ending January 31, 2019.

OBITX, INC.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	October 31,	January 31,
	2018	2018
Current Assets
Cash and cash equivalents	$ 39	$ 16,350
Accounts receivable, net	1,254,530	1,469,986
Assets held for sale	408,166	-
Prepaid expenses	224	-
Total current assets	1,662,959	1,486,336
Property, plant and equipment, net	2,566,481	3,227,767
Intangible assets, net	14,523	4,091
Total assets	$ 4,243,963	$ 4,718,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 116,524	$ 62,200
Due to related party	686,026	523,878
Total current liabilities	802,549	586,078
Total liabilities	802,549	586,078
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares	10	10
authorized; 100,000 shares issued and outstanding, as of
October 31, 2018 and January 31, 2018, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares	546	546
authorized; 5,460,000 shares issued and outstanding, as of
October 31, 2018 and January 31, 2018, respectively.
Additional paid in capital	3,442,825	3,442,825
Accumulated deficit	(1,967)	688,735
Total stockholders' equity	3,441,414	4,132,116
Total liabilities and stockholders' equity	$ 4,243,963	$ 4,718,194

See accompanying notes to unaudited consolidated financial statements.

OBITX, INC.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2018	2017	2018	2017

Sales	$ 46,320	$ 1,266,150	$ 84,610	$ 1,266,150
Computer lease	3,382	3,698	11,418	7,287
Cost of services	29,057	205,034	65,479	205,034
Depreciation expense	121,159	41,980	363,475	83,960
Software maintenance	26,920	11,625	79,791	33,951
Freight and shipping costs	-	202	-	202
Total cost of sales	180,518	262,538	520,164	330,433
Gross Income (Loss)	(134,198)	1,003,611	(435,554)	935,717
Selling, general, and administrative	11,156	8,852	20,051	15,649
Professional fees	2,925	-	24,033	-
Marketing & advertising	804	1,325	9,795	4,725
Payroll	8,978	3,825	30,761	41,298
Consultant fees	57,477	21,000	168,977	42,000
Amortization & depreciation expense	646	-	1,531	-
Total operating expenses	81,986	35,002	255,149	103,672
Net income (loss) from operations	(216,184)	968,610	(690,702)	832,045
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0389)	96.8610	(0.1242)	83.2045
Income(Loss) per share	(0.0389)	96.8610	(0.1242)	83.2045
Weighted average shares outstanding	5,560,000	10,000	5,560,000	10,000
See accompanying notes to unaudited consolidated financial statements.

OBITX, INC.
and SUBSIDIARIES
Statements of Cash Flows
For the nine months ended October 31,
	2018	2017
Cash flows from operating activities:
Net (Loss)	(690,702)	$ 832,045
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	365,006	83,960
Decrease (Increase) in:
Accounts receivable, net	215,456	(1,250,000)
Prepaid expenses and other current assets	(224)	-
Accounts payable, accrued expenses and taxes payable	54,324	-
Total adjustment to reconcile net income to net cash	634,562	(1,166,040)
Net cash provided in operating activities	(56,140)	(333,995)
Cash flows from investing activities:
Increase (Decrease) in:
Assets held for Sale	(108,196)	-
Acquisition of property, plant and equipment	(5,822)	(3,127,245)
Acquisition of intangible assets	(8,301)	-
Net cash received in investing activities	(122,319)	(3,127,245)
Cash Flows From Financing Activities:
Borrowing from related party	162,148	-
Proceeds from issuance of common stock	-	1
Intercompany transfers	-	3,463,737
Net Cash Provided By Financing Activities	162,148	3,463,738
Net Change in Cash	(16,311)	2,498
Cash at Beginning of Year	16,350	-
Cash at End of Period	$ 39	$ 2,498
See accompanying notes to unaudited consolidated financial statements.

OBITX, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying audited financial statements of OBITX, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Haute Jobs, LLC, (“HAUTE”), Campaign Pigeon, LLC, (“CAMP”), and altCUBE, Inc., (“altCUBE”).

Description of Business

The Company was incorporated in the State of Delaware on March 30, 2017 originally under the name GigeTech, Inc. On October 31, 2017 the Company changed its name to OBITX, Inc., and updated its Articles of Incorporation through unanimous consent of its shareholder, MCIG.  The Company is headquartered in Jacksonville, Florida.

The Company’s primary NAICS CODE is 519130, Internet publishing and broadcasting and web search portals.  We publish and generate textual, audio, and/or video content on the Internet, and operate web sites that use a search engine to generate and maintain extensive databases of internet addresses and content.

The Company earns revenue through social media advertising, fees, and services. Under its plan, the Company developed its white label software solution for MCIG under the 420 Cloud brand in support of the cannabis industry.  The company has expanded its services and solutions in software development and internet advertising and promotion into the social media industries of entertainment, business administration, blockchain technologies, and social media.[1]

Subsidiaries of the Company

The company currently operates, in addition to OBITX, Inc., three wholly owned subsidiaries which are consolidated:

Haute Jobs, LLC

We incorporated on May 10, 2018 in the state of Wyoming. Haute Jobs, LLC was created to provide services in the arena of job marketing and matching services, to perform an as an employment center.

Campaign Pigeon, LLC

We incorporated on May 10, 2018 in the state of Wyoming. Campaign Pigeon, LLC was created to provide services in the arena of online marketing and generating advertising.

altCUBE, Inc

We incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of HAUTE, CAMP, and altCUBE

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition Policies

We intend to earn revenue from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support.

On February 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on February 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

We determine revenue recognition through the following steps:

•         identification of the contract, or contracts, with a customer;

•         identification of the performance obligations in the contract;

•         determination of the transaction price;

•         allocation of the transaction price to the performance obligations in the contract; and

•         recognition of revenue when, or as, we satisfy a performance obligation.

Research and Development

Research and Development Expenditure on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized in profit or loss as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $2,160 as a capital asset for the nine months ended October 31, 2018 and $82,800 for the six months ended July 31, 2017.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its temporary cash investments with financial institutions insured by the FDIC.

Concentrations of credit risk with respect to trade receivables and commodities are limited due to the diverse group of customers to whom the Company provides services to. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables or the selling of its commodities warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions.

The Company had $0 in excess of federally insured limits on October 31, 2018, and October 31, 2017.

For the nine month period ended October 31, 2018, sales to the Company’s primary customer, Render Payment, LLC accounted for approximately 0% of revenues and 99.6% of accounts receivable, there were $1,254,530 accounts receivable for the nine month period ended October 31, 2018 and $1,469,986 for the nine month period ended October 31, 2017.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites and products, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including data center costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of October 31, 2018, or October 31, 2017.

Property, Plant, and Equipment

Property, plant, and equipment (“PPE”) are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five periods.

The Company classifies its software under the Financial Accounting Standards Advisory Board (FASAB) Statement of Federal Financial Accounting Standards (SFFAS) No. 10, Accounting for Internal Use Software, and the Governmental Accounting Standards Board (GASB) Statement No. 42, Accounting of Costs of Computer Software Developed or Obtained for Internal Use. When software is used in providing goods and services it is classified as PPE.  The Company considers its proprietary software as a major part of the Company’s operations that are intended to provide profits.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $0 as an uncollectable reserve for the nine month periods ending October 31, 2018 and 2017.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $9,795 for the nine month period ending October 31, 2018 and $4,725 for the nine month period ending October 31, 2017.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Income Taxes

In accordance with SAB Topic 1: Financial Statements, Subsidiary’s or Division’s Separate Financial Statements and Segments, income taxes are consolidated with MCIG, the controlling entity of the Company.  There are currently no tax implications should the Company not consolidate with MCIG. With only losses showing for the periods shown there would be no taxes payable for any periods presented. If there were tax expenses they would be based on the IRS published corporate tax rate of 34% for 2017 and 21% for 2018.

Basic and Diluted Net Earnings (Loss) Per Share

The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the six month periods ending October 31, 2018 and October 31, 2017.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the periods ended October 31, 2018, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow but has recognized a substantial gain in October 2017, due in large part to the services provided to a single customer, Render Payment, LLC. There are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of its single shareholder, MCIG, which raise substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate the revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 4. Property, Plant and Equipment

In a major transaction, the Company acquired the 420 Cloud software environment which includes, 420 Cloud mobile, 420 Cloud browser, 420 Cloud API, WhoDab, BangPunch, 420 single sign-on mobile wallet, 420 job search, Weedistry, Ehesive, 420 cue, 420 wise guy, and Palm weed.  While some of the software applications are currently in use, others are still under development.  The Company launched its 420 cloud software service on April 20, 2017. The company has transferred all digital currency ATMs to assets held for sale as they are no longer going to be used by the company has and will be sold.

The following is a detail of equipment:

Property, Plant, and Equipment
For the 9 months ended October 31,

	2018	2017
Software	$3,129,411	$3,127,244
Intangibles	7,753	-
Machinery & Equipment	-	-
Total acquisition cost	3,137,164	3,127,244
Accumulated depreciation	564,461	83,960
Total property, plant, and equipment	$2,572,704	$3,043,284

Depreciation expense on property, plant and equipment was $363,475 for the 9 months ended October 31, 2018 and $83,960 for the 9 months ending October 31, 2017.

Note 5. Related Party Transactions

Related Party Transactions

On March 31, 2017, MCIG entered into a purchase agreement with APO Holdings, LLC to acquire the 420 Cloud Software Network (see Note 7 – Acquisitions).  MCIG acquired the assets and assigned them to OBITX.  The cost of the asset was recorded as an intercompany transfer.  OBITX has utilized the acquired assets of the 420 Cloud Network for its base of operations.

On November 1, 2017, the company assigned all rights and obligations to the 420 Cloud Software Network to OBITX in exchange for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock.  The cost basis of the Assets at the time of transfer was $3,043,285.  MCIG conducted an independent review of the Assets in August 2017.  The independent review stated that no impairment was needed and that the assets had a fair market value in excess of the current cost basis.

On March 13, 2017 MCIG acquired 10,000 shares of OBITX common shares representing 100% ownership at the time.

On August 1, 2017, the Company entered into a contract with MCIG for hosting and email services.  In addition, the Company will provide additional marketing services for MCIG and other internet based activities as mutually agreed upon.  Under terms of the agreement, MCIG is to $2,000 per month for a period of 12 months.  All additional services not identified are billed at an hourly rate of $150 per hour.

On September 13, 2017, the company entered into an agreement to provide social media and other advertising services to Render Payment, LLC.  The contract calls for the payment of $1,250,000 for services rendered with a 90 day payment term.  We provided services for marketing the ICO for Render Payment, LLC which have been completed and are finished. The fee for our service is $1,250,000 per the contract. WE can easily accept payment today in RPM tokens; however we are electing to not do so as we believe we will make more by holding it. Michael Hawkins, the former Chief Financial Officer, is a non-controlling member with greater than 10% ownership in Render Payment, LLC.

On November 1, 2017, the Company entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer. The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, each consultant was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and each consultant was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

On November 1, 2017, the Company entered into a consulting agreement with Brandy Craig, the Chief Financial Officer. The agreements call for $3,500 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, each consultant was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and each consultant was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

On November 1, 2017, the Company entered into a consulting agreement with Paul Rosenberg, the Director. The agreements call for $3,500 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. .  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, each consultant was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and each consultant was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit will terminate on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. Since inception, the Company had various transactions in which MCIG paid expenses on behalf of the Company.

As of April 30, 2018, the Company borrowed $3,635,253.42 from MCIG. $3,043,285 of which represents the 420 Cloud Software Network that was exchanged for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock on November 1, 2017. As of October 31, 2018, the amount outstanding on the Line of Credit with MCIG is $596,526. The Line of Credit was increased to $1,000,000 on January 1, 2018.

On November 1, 2017, the company issued five-year warrants for the purchase of a combined total of 3,000,000 common shares to seven individuals/entities at the purchase price of $1.00 per share.

On November 1, 2017, the Company entered into a consulting agreement with the Law Offices of Carl G. Hawkins to serve as corporate counsel. The agreement calls for a one-time payment of $5,000 plus $150 per hour for legal services. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and counsel may elect to convert a portion of this into equity of the company.  In addition, counsel was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and counsel was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

On November 1, 2017 Alex Mardikian, the company’s Chief Executive Officer, purchased 50,000 shares of common stock for $5.00.

On November 1, 2017 Brandy Craig, the company’s Chief Financial Officer, purchased 50,000 shares of common stock for $5.00.

On November 1, 2017 Carl G. Hawkins, the company’s Corporate Counsel, purchased 50,000 shares of common stock for $5.00.

On November 1, 2017 Paul Rosenberg, the company’s Director, purchased 500,000 shares of common stock for $50.00.

On November 1, 2017 Epic Industry Corp, a wholly owned company of MCIG’s Chief Financial Officer, Michael Hawkins, purchased 250,000 shares of common stock for $25.

On November 1, 2017 Paul Rosenberg entered into an agreement with the company to purchase up to 5,000,000 shares of common stock at the price of $0.10 per share.  As of the time of this filing Mr. Rosenberg has purchased 2,500,000 for $250,000.

On November 1, 2017 APO Holdings, LLC purchased 1,500,000 shares of common stock with certain registration rights for $150,000.

On June 30, 2018 OBITX provided services to their subsidiary altCUBE in the amount of $25,167. This amount was made up of General Administrative expenses of $1,250, Website Design of $16,009, Marketing Expense $7,168, and Website Maintenance of $740.

On June 14, 2018 the Company entered a Line of Credit with  APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of October 31, 2018 the current outstanding on the line of credit is $77,400.

Note 6. Commitments and Contingencies

The Company entered into a commitment for its corporate offices on October 30, 2017.  The commitment is for a period of twelve (12) months at the rate of $69 per month.  The Company may utilize additional space on an as needed basis at an hourly or daily rate.

Note 7. Acquisitions

On March 31, 2017, MCIG acquired software code for a cloud-based social media platform to be known as 420Cloud, which was assigned to OBITX. The Company considers the acquisition of 420Cloud as a purchase of an asset, not a business.  In this particular acquisition, the Company acquired software code and supporting functions for five different software packages that had not been finalized, marketed, and launched at the time of acquisition.  The Company expects to continue to expend a significant amount of time and capital to further develop the software.

At the time of acquisition, the assets have no operational income and could not generate revenue without major consideration and effort by the Company. The following table summarizes the estimated fair values of the assets acquired and their accounting classifications, at the date of acquisition.  We assumed the liability and responsibility to complete the software as it was designed for with the intent to market.

420Cloud Accounting Classifications
Software - 420 Cloud - Mobile	$677,389
Software - 420 Cloud – Browser	315,709
Software – 420 Cloud API	90,116
Software - Whodab	67,587
Software - Ehesive	450,882
Software – 420 Cloud – Single Sign On	450,882
Software – 420 Job Search	135,173
Software – Weedistry	45,058
Software – Marketaro	112,644
Software – 420 Cue	450,882
Software – 420 Wise Guy	225,593
Software – Palm Weed	22,529
Total assets acquired	$3,044,444
Due to Shareholder – MCIG, Inc.	$3,044,444

Note 8. Stockholders’ Equity

Common Stock

As of October 31, 2018 and January 31, 2018, the Company had 200,000,000 common shares authorized, with 5,460,000 common shares at a par value of $0.0001 issued and outstanding.

As of October 31, 2018 and January 31, 2018, the company had 1,000,000 Series A Preferred shares authorized, with 100,000 Series A Preferred shares at a par value of $10 issued and outstanding.

Note 9. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income Per share
For the 9 months Ended October 31,
	2018	2017
Net income	(690,006)	832,045
Basic income per share	(0.09)	83.20
Basic weighted average number of shares outstanding	5,560,000	10,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

Note 11.  Warrants

On November 1, 2017 the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3,000,000 shares of common stock at $1.00 per share.   The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time.  The warrants contain participation rights to any registration statement filed by the Company. The Holder shall not be entitled to exercise their Warrant when the number of shares exercised by the Warrant Holder would cause the Holder to exceed 4.99% of the total outstanding common stock.

A summary of warrant activity for six months ended October 31, 2018 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2017	-	$-

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at April 30, 2018	3,000,000	$1.00

Note 10.  Subsequent Events

As of December 10, 2018 OBITX, Inc became a public company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our S-1 and annual audit for the year ended January 31, 2018.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

HISTORY AND BACKGROUND

We were incorporated in the State of Delaware on March 30, 2017, originally under the name GigeTech, Inc. On October 31, 2017, the Company changed its name to OBITX, Inc., and updated its Articles of Incorporation through unanimous consent of its shareholder, MCIG.  The Company is headquartered in Jacksonville, Florida.

The Company’s Primary Standard Industrial Classification Code (referred to as “SIC Codes”) is 7379, Computer Related Services, not elsewhere classified.  The Company’s primary NAICS CODE is 519130, Internet publishing and broadcasting and web search portals.  We publish and generate textual, audio, and/or video content on the Internet, and operate websites that use a search engine to generate and maintain extensive databases of internet addresses and content.

GENERAL

OBITX is engaged in the business of marketing and advertising through its proprietary software. We believe that our products will provide our consumers in the tech, internet, blockchain, and cannabis markets with an advertising and marketing approach uniquely designed for them.  We provide consulting services in various approaches to marketing and advertising for each customer with an execution plan for the promotion and growth of their business.

We compete in a highly competitive market that includes other marketing companies, as well as traditional internet promotion companies. In this highly fragmented market, we have focused on building brand awareness early through viral adoption and word of mouth. In the future, we expect to employ additional marketing strategies.

Viral Marketing is a technique that uses pre-existing social networking services and other technologies to try to produce increases in brand awareness or to achieve other marketing objectives (such as product sales) through self-replicating viral processes.

Thus far, we have been successful in driving traffic to our websites and building a client base by utilizing viral marketing strategies. Specifically, we have built a presence on leading social-media sites such as Facebook and Twitter. Through these sites, we post information about our services and make daily attempts to engage our target audience. This process is designed to drive traffic to our websites and eventually leads to sales. The viral marketing strategy is cost-effective, and we do not anticipate any significant costs arising from this strategy.

We currently operate the following websites, which are not incorporated as part of this Form 10-Q:

•        www.ObitX.com

•        www.ehesive.com

•        www.latestPR.com

•        www.Marketaro.com

•        www.BlogCertified.com

Corporate Information

Our principal executive office is located at 4720 Salisbury Road, Jacksonville, Florida 32256 and our telephone number is (904) 748-9750.  Our fiscal year end is January 31 of each calendar year.

Implications of Being an Emerging Growth Company

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

•        not being required to comply with the auditor attestation requirements of Section 404(b) of the SarbanesOxley Act of 2002, as amended (the “SarbanesOxley Act”);

•        reduced disclosure obligations regarding executive compensation in this prospectus and in our future periodic reports, proxy statements and registration statements; and

•         not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

We may continue to take advantage of these reduced reporting obligations until March 30, 2022. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we would cease to be an emerging growth company.

We have elected to take advantage of certain of the reduced disclosure obligations regarding executive compensation and other matters in this prospectus and other filings we make with the SEC. As a result, the information that we provide to our stockholders is different than the information you might receive from other public fully reporting companies in which you hold equity interests.

The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

BUSINESS STRATEGY

OBITX Inc. is an advertising company marketing products and services using digital technologies across the internet, mobile devices, display advertisements, and other digital mediums.  As a technology driven company, we do Software as a Service (SaaS) development, deployment, and day-to-day operations.  In addition, we provide website designs, copywriting, copyediting, social networking, influencing and campaign management.  OBITX has developed proprietary software and web presence for the promotion and development of its business strategy.

We have developed a proprietary cloud based social media platform.  This software can be a white label social media cross-platform service utilized in various industry to promote internal and external services and products.  Clients may customize the parameters in which the software operates in the promotion and advertisement of their respective business.  The software was initially launched under MCIG as its 420 Cloud software solution model.  This software helps with managing social media by utilizing the following:

•         Cloud - API  / BackEnd:  The HTTP and HTTPS API integration allow users greater cloud versatility. This cross-platform APIs allows cloud tenants the ability to access resources from primary cloud providers and others. This system saves time and development since organizations will be able to access the resources and workloads of different cloud providers and platforms.

•         Content delivery network (CDN): this service stores a cached version of its content in multiple geographical locations (a.k.a., points of presence, or PoPs). The PoPs contain a number of caching servers responsible for content delivery to visitors within its proximity. This places your content in many places at once providing superior coverage to users.

•         Single Sign-on / Wallet: single sign-on portal allowing users to enter one set of credentials to access to their web apps in the cloud only once – via desktops, smartphones, and tablets. The password security and multi-factor authentication ensure that only authorized users to get access to sensitive data. This service also allows users to make secure electronic transactions.

•         Cloud Cue: A prioritize matching system based on ratings and credentials bringing products and people together. This system uses impression recognition and matching capabilities combined with the ability of mobile image capture to bring people to products they need and even people they want.

•         Cloud Wise Buy: This takes cataloged data accompanying a product on an e-commerce portal and presents it in order to help a buyer find the best deal based on the time and geolocation from where the information is sourced.

•         Lead Generation Software: Captures information at a point of contacts such as landing pages, white paper downloads, and email openings. These leads are then scored and defined providing information on how customers interact with brands allowing the creation of customer journeys to be used by sales teams to generate more sales.

•         Cloud Tienda eCommerce: A centralized e-commerce repository system using a multichannel product content management platform making it easy to centrally manage product information and publish listings in a growing selection of channels and websites.

•         Media Processing: This system unifies the media processing chain offering a comprehensive software solution that transforms traditional video preparation and delivery architectures into a cloud operation, accelerating the time it takes you to process photos and videos.

•         Cardosaur allows for the use of gift cards to buy and sell items on the internet. Cardosaur will utilize a licensed, third party processor.  Its role with be as a referral agent. This gives users the ability to purchase from online vendors, auction sites, and other commercial users while making sure all private user data is encrypted and secure

In addition to the software, the digital advertising based model utilizes marketing methods such as search engine optimization, search engine marketing, content marketing, campaign marketing, social media optimization, influencer marketing, content automation, and email direct marketing. These services are offered through a series of software platforms. These platforms include:

•         Ehesive: is a self-serve cost per thousand (CPM) platform that rents digital ad space to publishers to be filled with content from a pool of advertisers. This platform uses content marketing, campaign marketing, and content automation to help users reach the most potential viewers.

•         Marketaro: is our email service for developers and marketers with pre-built marketing automations to help send newsletters, shipping notices, password resets, and promotional emails to clients personal email lists.

•         Latest PR: is a press release circulation service using SEO to place a press release high in google listing. When a user publishes a press release through the website, they are given the following automation tools: Social Media Distribution, Search Engine Distribution, Extended Marketaro Distribution, National Media Distribution, Premium International Distribution, Bulk Blast Industry Generic, Blog Certified Sponsor Post, Published on 3rd party sites related to network, Images and Video Included within Post.

•         Blog Certified: is our digital ad service that uses influencers as publishers renting out ad space on their blogs to sell to advertisers. This platform offers world-class advertising management, professional advertising implementation, custom reporting dashboard, mobile optimization, access to all ad-types and tech, site and setup audits, dedicated ad-ops team, priority testing and a data team.

We intend on utilizing these software platform in multiple industries; however, our management team is primarily focused on the blockchain technology business as a key level of interest and future development.

We have created three subsidiaries: i) altCUBE, Inc., ii) Haute Jobs, Inc., and iii) Campaign Pigeon, LLC to provide legal protections for various elements of the business plan. Currently, Haute Jobs, Inc., and Campaign Pigeon, LLC have no direct business. altCUBE is a marketing company, which is paid royalties for referrals to ePaymints (www.epaymints.com, which is not incorporated in this prospectus), a credit card processing company. ePaymints also facilitates crypto currency denominated transactions through a third party which may expose the Company to additional risks and losses. altCUBE is paid a recurring referral fee for clients that are introduced and accepted by ePaymints for credit card processing. altCUBE is not a payment processor or a money transmitter, maintains no licenses, and is not required to register under FinTech.

INDUSTRY

A Blockchain is a decentralized and distributed digital ledger that is used to record transactions across many computers so that the record cannot be altered retroactively without the alteration of all subsequent blocks and the collusion of the network. The blockchain system has been designed to use nodes agreement to order transactions and prevent fraud so that records cannot be altered retroactively.  The network orders transaction by putting them together into groups called blocks, each block contains a definite amount of transactions and a link to the previous block. Bitcoin, which is the name of the best-known cryptocurrency, is the one for which blockchain technology was invented. Blockchain is, quite simply, a digital, decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network.

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent as of the date of the filing of this Registration Statement. Over 1,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and Monero.

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of September 2017, there are over 1,000 digital currencies in existence.

Blockchain Value

Cryptocurrencies are Digital Asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and is not backed by hard assets or other credit. As a result, the value of cryptocurrencies is determined by the value that various market participants place on them through their transactions.

Exchange Valuation

Due to the peer-to-peer framework of cryptocurrencies, transferors and recipients of cryptocurrencies are able to determine the value of the cryptocurrency transferred by mutual agreement or barter with respect to their transactions. As a result, the most common means of determining the value of a cryptocurrency is by surveying one or more Exchanges where the cryptocurrency is publicly bought, sold and traded.

Uses of Cryptocurrencies

Global Cryptocurrency Market

Global trade in cryptocurrencies consists of individual end-user-to-end-user transactions, together with facilitated exchange-based trading. There is currently no reliable data on the total number or demographic composition of users on the global exchanges.

Goods and Services

Cryptocurrencies can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the various cryptocurrencies. To date, the rate of consumer adoption and use of cryptocurrencies for paying merchants has trailed the broad expansion of retail and commercial acceptance of cryptocurrency. Other markets, such as credit card companies and certain financial institutions are not accepting such digital assets. It is likely that there will be a strong correlation between the continued expansion of the Cryptocurrency Network and its retail and commercial market penetration.

Anonymity and Illicit Use

The Blockchain Network was not designed to ensure the anonymity of users, despite a common misperception to the contrary. All transactions are logged on the Blockchain and any individual or government can trace the flow of cryptocurrencies from one address to another. Off-Blockchain transactions occurring off the Network are not recorded and do not represent actual transactions or the transfer of cryptocurrencies from one digital wallet address to another, though information regarding participants in an Off-Blockchain transaction may be recorded by the parties facilitating such Off-Blockchain transactions. Digital wallet addresses are randomized sequences of 27-34 alphanumeric characters that, standing alone, do not provide sufficient information to identify users; however, various methods may be used to connect an address to a particular user’s identity, including, among other things, simple Internet searching, electronic surveillance and statistical network analysis and data mining. Anonymity is also reduced to the extent that certain Exchanges and other service providers collect users’ personal information, because such Exchanges and service providers may be required to produce users’ information in order to comply with legal requirements. In many cases, a user’s own activity on the Blockchain Network or on Internet forums may reveal information about the user’s identity.

Users may take certain precautions to enhance the likelihood that they and their transactions will remain anonymous. For instance, a user may send its cryptocurrencies to different addresses multiple times to make tracking the cryptocurrencies through the Blockchain more difficult or, more simply, engage a so-called “mixing” or “tumbling” service to switch its cryptocurrencies with those of other users. However, these precautions do not guarantee anonymity and are illegal to the extent that they constitute money laundering or otherwise violate the law.

As with any other asset or medium of exchange, cryptocurrencies can be used to purchase illegal goods or fund illicit activities.  The use of cryptocurrencies for illicit purposes, however, is not promoted by the Blockchain Network or the user community as a whole. Furthermore, we do not believe our advertising, marketing, and consulting services has exposure to such uses because the services we provide are curated by our management and team.

DESCRIPTION OF SUBSIDIARIES

altCUBE, Inc.

We incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc. was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface.

Campaign Pigeon, LLC

We incorporated on May 10, 2018 in the state of Wyoming. Campaign Pigeon, LLC was created to provide services in the arena of online marketing and generating advertising.

Haute Jobs, LLC

We incorporated on May 10, 2018 in the state of Wyoming. Haute Jobs, LLC was created to provide services in the arena of job marketing and matching services, to perform an as an employment center.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.

We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Our operating results for the three and nine months ended October 31, 2018 and 2017 are summarized as follows:

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2018	2017	2018	2017

Sales	$ 46,320	$ 1,266,150	$ 84,610	$ 1,266,150
Total Cost of Sales	180,518	262,538	520,164	330,433
Gross profit (loss)	(134,198)	1,003,611.92	(435,554)	935,717
Total operating expenses	81,986	35,002	255,149	103,672
Net income (loss) from operations	(216,184)	968,610	(690,702)	832,045

Results of Operations for the three months ended October 31, 2018 and 2017

Revenue

Our revenue from operations for the three months ended October 31, 2018 was $46,320 compared to $1,266,150, a decrease of $1,219,830 from the three months ended October 31, 2017.  This decrease is primarily a result in the decrease is revenue earned through cryptocurrency advertisers.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2018 was $180,518 compared to $262,538 for the three months ended October 31, 2017. The decrease of $82,020 is primarily due to the decrease in labor cost and direct expenses associated with cryptocurrency advertisers.

Gross Profit/Loss

Our gross loss for the three months ended October 31, 2018 was $134,198 compared to a gross income of $1,003,612 for the three months ended October 31, 2017. The gross loss of $134,198 for the three months ended October 31, 2018 represents approximately 290% as a percentage of total revenue. The gross profit of $1,003,612 for the three months ended October 31, 2017 represents approximately 79% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales and the lack of advertising revenue generated in cryptocurrency field.

Operating Expenses

Our operating expenses increased by $46,984 to $81,986 for the three months ended October 31, 2018, from $35,002 for the three months ended October 31, 2017.

The increase was primarily due to the increase in selling, general and administrative of $2,304, professional fees of $2,925, payroll of $5,153, consulting fees of $36,477, and amortization and depreciation of $646 with a decrease in marketing expense of $521.

Our total operating expenses for the three months ended October 31, 2018 of $81,986 consisted of $11,156 of selling, general and administrative expenses, $2,925 of professional fees, consulting expense of $57,477, marketing expense of $804, payroll of $8,978, and $646 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income/Loss

Our net loss from operations of $216,184 for the three months ended October 31, 2018 from a net income of $968,610 for the three months ending October 31, 2017 represents a deficit of $1,184,794. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,137,810, and an increase in operating expenses of $46,984.

Results of Operations for the nine months ended October 31, 2018 and 2017

Revenue

Our revenue from operations for the nine months ended October 31, 2018 was $84,610 compared to $1,266,150, a decrease of $1,181,540 from the nine months ended October 31, 2017.  This increase is primarily a result in the decrease is revenue earned through cryptocurrency advertisers.

Cost of Goods Sold

Our cost of goods sold for the nine months ended October 31, 2018 was $520,164 compared to $330,433 for the nine months ended October 31, 2017. The increase of $189,731 is due to the decreases in cost of services of $139,55, and shipping of $202, with increases in computer leases of $4,131, software maintenance of $45,770, and depreciation expenses of $279,515.

Gross Profit/Loss

Our gross loss for the nine months ended October 31, 2018 was $435,554 compared to a gross income of $935,717 for the nine months ended October 31, 2017. The gross loss of $435,554 for the nine months ended October 31, 2018 represents approximately 515% as a percentage of total revenue. The gross profit of $935,717 for the nine months ended October 31, 2017 represents approximately 74% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to decrease of revenue of $1,181,540 and an increase in cost of sales of $189,731.

Operating Expenses

Our operating expenses increased by $151,477 to $255,149 for the nine months ended October 31, 2018, from $103,672 for the nine months ended October 31, 2017.

The increase was primarily due to the increase in selling, general and administrative of $2,304, professional fees of $24,033, marketing fees of $5,070, consulting fees of $126,977, and amortization and depreciation of $1,531 with a decrease in payroll of $10,537.

Our total operating expenses for the nine months ended October 31, 2018 of $255,149 consisted of $20,051 of selling, general and administrative expenses, $24,033 of professional fees, consulting expense of $168,977, marketing expense of $9,795, payroll of $30,761, and $1,531 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income/Loss

Our net loss from operations of $690,702 for the nine months ended October 31, 2018 from a net income of $832,045 for the nine months ending October 31, 2017 represents a deficit of $1,522,747. The increase in net loss compared to the prior period net income is primarily a result of the decrease in gross profit of $1,371,271, and operating expenses of $151,477.

Liquidity and Capital Resources

Introduction

During the nine months ended October 31, 2018 we utilized $17,211 in cash. Our cash on hand as of October 31, 2018 was $39.

Cash Requirements

We had cash available of 39 as of October 31, 2018.  Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We used $56,140 in cash by operating activities for the nine months ended October 31, 2018, as compared to $333,995 for the nine months ended October 31, 2017.

Net cash used by operations consisted primarily of the net loss of $690,702 offset by non-cash expenses of $225,849 consisting of $365,006 in depreciation and amortization of assets. Additionally, changes in assets and liabilities consisted of decreases of $215,456 in accounts receivable and prepaid expenses of $224 with increases in accounts payable of $54,324.

Investments

We utilized $122,319 in investing activities for the nine months ended October 31, 2018 compared to using $3,127,245 for the nine months ended October 31, 2017. Our investing activities consisted primarily of $108,196 in assets held for sale, along with $5,822 utilized in the acquisition of property, plant, and equipment and $8,301 in intangible assets.

Financing

We had net cash provided in financing activities of $162,148 and $3,463,737 for the nine months ended October 31, 2018 and 2017 respectively.  Our financing activities consisted of an increase in net proceeds from the issuance of stock of $3,463,737 for October 31, 2017 and an increase of $162,148 of advances made by a related party for October 31, 2018.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The working capital for the 9 months ended October 31, 2018 is $860,410.

While the company has working capital The Company has suffered losses from operations in the amount of $690,702 for the nine month period ended October 31, 2018 and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBITX, INC.

Dated: January 10, 2019		/s/ Alex Mardikian
	By:	Alex Mardikian
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: January 10, 2019		/s/ Brandy Craig
	By:	Brandy Craig
	Its:	Chief Financial Officer (Principal Financial Officer)