Form 10-K
period 2019-01-31
OBITX, Inc.
filed 2019-05-01
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2019

Commission file number: 333-222978

OBITX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	81-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road, Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(904)-748-9750
Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes   ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐ Accelerated Filer  ☐ Non-accelerated Filer  ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $412,500. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding  5,460,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2019).

Prospectus filed pursuant to Rule 424(b) on December 13, 2018 as part of Part I and Part II of this report.

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	2
Item 1.A.	Risk Factors	7
Item 1.B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information	43
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions, and Director Independence	49
Item 14.	Principal Accounting Fees and Services	50
PART IV
Item 15.	Exhibits, Financial Statement Schedules	51
Signatures
Exhibit
3

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in the our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “OBITX, Inc.”, “OBITX”, “we”, “our”, the “Company” and similar terms refer to OBITX, Inc., a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2019” refers to the year ended January 31, 2019, and “2018” refers to the year ended January 31, 2018..

PART I

Item 1.  Business

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

GENERAL OVERVIEW

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

We currently operate the following websites, which are not incorporated as part of this Form 10K:

•	ww.ObitX.com
•	www.ehesive.com
•	www.latestPR.com
•	www.Marketaro.com
•	www.BlogCertified.com

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

Implications of Being an Emerging Growth Company

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

•	not being required to comply with the auditor attestation requirements of Section 404(b) of the SarbanesOxley Act of 2002, as amended (the "SarbanesOxley Act");
•	reduced disclosure obligations regarding executive compensation in this prospectus and in our future periodic reports, proxy statements and registration statements; and
•	not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

5

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

INDUSTRY OVERVIEW

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

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2019, there are over 1,000 digital currencies in existence.

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

DESCRIPTION OF SUBSIDIARIES

altCUBE, Inc.

We incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc. was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface.  altCUBE was closed on January 11, 2019.

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

BUSINESS MODEL

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

•

Single Sign-on / Wallet: single sign-on portal allowing users to enter one set of credentials to access to their web apps in the cloud only once - via desktops, smartphones, and tablets. The password security and multi-factor authentication ensure that only authorized users to get access to sensitive data. This service also allows users to make secure electronic transactions.

7

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

•

Cardosur payment processing: An e-commerce business allowing payments and money transfers to be made through the Internet. This gives users the ability to purchase from online vendors, auction sites, and other commercial users while making sure all private user data is encrypted and secure.

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

We intend on utilizing these software platforms in multiple industries; however, our management team is primarily focused on the blockchain technology business as a key level of interest and future development.

EMPLOYEES AND CONSULTANTS

As of January 31, 2019, the Company has 3 employees who provide programming services, offshore, for the Company.  Our management team is currently employed under consulting agreements with the anticipation to convert to employment contracts upon the raising of the necessary capital, or an increase in revenue, to be able to make payroll. Current management is believed to have been compensated at below market levels since inception in (March 2017).

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

OBITX MARKETING

Description

The company is engaged in the business of marketing and advertising through its proprietary software. We believe that our products will provide our consumers in the tech, internet, blockchain, and cannabis markets with an advertising and marketing approach uniquely designed for them.  We provide consulting services in various approaches to marketing and advertising for each customer with an execution plan for the promotion and growth of their business.

Market

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

Advertising

Currently, we advertise our products primarily through our direct marketing campaign, on the Internet. We also attempt to build brand awareness through social media marketing activities, web-site promotions, and pay-per-click advertising campaigns.

Competitive Strengths

We compete in a highly competitive market that includes other marketing companies, as well as traditional internet promotion companies. In this highly fragmented market, we have focused on building brand awareness early through viral adoption and word of mouth. In the future, we expect to employ additional marketing strategies.

Direct Competitors

The Company’s consulting and marketing services will compete with other industry participants, including those in Digital Assets and Cryptocurrencies that focus on business consulting and marketing services, along with investing in and securing the blockchains of Digital Assets, which we do not provide, making them more attractive to potential customers.   Market and financial conditions, and other conditions beyond the Company’s control may make it more attractive for prospective customers to transact business with other entities, or to invest in Digital Assets directly.

Our potential competitors may have greater resources, longer histories, more developed intellectual property,  and lower costs of operations. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Competitive Advantages

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our services compared to our competitors' services;
•	the size and composition of our user base;
•	the engagement of our users with our services and competing services;
•	the timing and market acceptance of services, including developments and enhancements to our or our competitors' services;
•	our ability to distribute our services to new and existing users;
•	our ability to monetize our services;
•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;
•	customer service and support efforts;
•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;
•	our ability to establish and maintain developer's' interest in building mobile and web applications that integrate with Facebook and our other services;
•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other services;
•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and service managers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to those of our competitors.

Sales

In the year ended 2019 the company made sales through short term contracts in which services were provided for creating and support of social media pages, video editing, marketing schemes, etc.

Competition

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors as well as other information contained herein, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

RISKS FACTORS RELATED TO OUR BUSINESS AND INDUSTRY

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of customers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to and will continue to contribute to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our customer base. Many of our customers are referred by existing customers. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products and services, which we may not do successfully. We may introduce new products or terms of service or policies that customers do not like, which may negatively affect our brands. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding cryptocurrencies, user privacy, and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of customers that are deemed to be hostile or inappropriate to other customers, by the actions of customers acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related and law enforcement purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

We make product, service, and investment decisions that may not prioritize short-term financial results.

We frequently make product, service and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and improve our financial performance over the long term. We may introduce changes to existing products, or introduce new stand-alone products, that direct our customers away from our current products. We are also investing in new products and services, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our customer growth and our business results of operations could be harmed.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our customers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We currently rely on a single customer for 99% of our revenue and should the customer’s business fail we may lose the majority of our revenue stream.

With 99% of our revenue generated through one client in the cryptocurrency market our revenue source is high risk.  Should the client’s business fail we will lose 99% of our current sources of income.  We seek to mitigate this by adding new customers and expanding our revenue streams.  There can be no assurances we will be able to do so.  We created a reserve against the revenue until such time as we collect on services rendered.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

In social media, we compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for applications developers. We compete with companies that offer services across broad platforms that replicate capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain service segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some of our users have reduced their use of and engagement with our service in favor of these other products and services.

In the event that our users increasingly engage with other products and services, we may not experience the anticipated growth, or see a decline, in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

●        the popularity, usefulness, ease of use, performance, and reliability of our services compared to our competitors' services;

●        the size and composition of our user base;

●        the engagement of our users with our services and competing services;

●        the timing and market acceptance of services, including developments and enhancements to our or our competitors' services;

●        our ability to distribute our services to new and existing users;

●        our ability to monetize our services;

●        the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

●        customer service and support efforts;

●        marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

●        our ability to establish and maintain developer's' interest in building mobile and web applications that integrate with Facebook and our other services;

●        our ability to establish and maintain publisher interest in integrating their content with Facebook and our other services;

●        changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

●        acquisitions or consolidation within our industry, which may result in more formidable competitors;

●        our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and service managers;

●        our ability to cost-effectively manage and grow our operations; and

●        our reputation and brand strength relative to those of our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future, will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

Internet security poses a risk to our products and services.

We manage our websites and E-commerce platform internally and as a result, any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information.

Internet security poses a risk on business operations and management budgets.

Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Currently, we are lacking diversification of revenues.

Our business will depend upon entering into agreements with customers to use our advertising platform, services and software solutions, as well as, our consulting services.

User fees from our customers from the use of these services will provide all or substantially all of our revenues. We can give no assurance that our current and potential customers, including data service providers that provide broadband service to end users, government agencies or entities with private data networks, will license or will agree to pay the license fees we will request. The failure to enter into those agreements or realize the anticipated benefits from these agreements on a timely basis, or at all, or to renew any agreements upon expiration or termination would have a material adverse effect on our financial condition and results of operations.

We will need significant additional financing to commercialize our products and services, and we may not be able to obtain such financing on acceptable terms or at all.

To date, we have relied primarily on private placements of our common stock and warrants to purchase common stock to fund our operations. We will require additional financing in the near and long-term to fully execute our business plan. Even if we raise the maximum amount of financing contemplated by this offering, we anticipate that we will need additional financing to complete tests of our systems, as well as to cover our operational costs while we obtain all relevant certifications, negotiate relevant agreements and otherwise fully develop and commercialize them.

In addition, we are currently exploring various options with respect to developing and implementing services in cryptocurrencies, and may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Our success will depend on our ability to raise such additional financing on reasonable terms and on a timely basis.

The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms, or at all, or our operating cash flow may be insufficient to satisfy our financial obligations. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to regulatory pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have from time to time evaluated, and we continue to evaluate our potential capital needs. We may utilize one or more types of capital raising in order to fund any initiative in this regard, including the issuance of new equity securities and new debt securities, including debt securities convertible into shares of our common stock. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into shares of our common stock, our existing stockholders could suffer significant dilution in their percentage ownership of our company. In addition, any new securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock, and we may grant holders of such securities rights with respect to the governance and operations of our business. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries. We may face from time to time in the future allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights.

If, with respect to any claim against us for violation of third party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost efficient basis, our business and competitive position could be materially adversely affected. Many companies may be devoting significant resources to obtaining patents that could potentially cover aspects of our business. We have not exhaustively searched patents relevant to our technologies and business and, therefore, it is possible that we may unknowingly infringe the patents of others.

Any claims of infringement, misappropriation or related allegations, whether or not meritorious, would be time-consuming, divert technical and management personnel and be costly to resolve. We do not presently have funds to defend any such claims without materially impacting funds for the development of our products and services. As a result of any such dispute, we may have to develop noninfringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, certain of our potential suppliers may not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses and result in a loss of business.

We may not be able to protect our intellectual property rights.

We regard our intellectual property as important to our success. We plan to rely on trademark, copyright and patent law, trade secret protection and confidentiality agreements with our employees, vendors, consultants, and others to protect our proprietary rights. We cannot assure you that the efforts we have taken to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks, and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. Furthermore, the intellectual property laws and enforcement practices of other countries may not protect our products and intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property from unauthorized use, our ability to exploit our proprietary technology or our brand may be harmed and, as a result, our business and results of operations may suffer.

Increased costs and other demands associated with our growth could impact our ability to achieve profitability over the long term and could strain our personnel, technology and infrastructure resources.

We expect our costs to increase in future periods as we experience growth in our personnel and operations, which will place significant demands on our management, administrative, technological, operational and financial infrastructure. Our success will depend in part upon our ability to contain costs with respect to growth opportunities. To successfully manage our potential growth, we will need to continue to improve our operational, financial, technological and management controls and our reporting systems and procedures. In addition, as and when we grow, we will need to effectively integrate, develop and motivate new employees. Our failure to successfully manage our growth could adversely affect our business, financial condition and results of operations.

The industry within which we compete is highly competitive, which may hinder our ability to generate revenue and may diminish our margins.

The technology and media focused advertising industry within which we will compete is highly competitive. New developments in technology may negatively affect the development or licensing of proprietary software, or make our proprietary software uncompetitive or obsolete. Some of our competitors may be much larger companies with longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

RISK FACTORS RELATED TO OUR FINANCIAL STATEMENTS, MANAGEMENT, COMMON STOCK, AND THIS OFFERING

We have no separation agreement or transition service agreement with MCIG and should MCIG decide not to continue to provide funding under the revolving credit agreement we may be unable to support continued operations.

MCIG has no obligations to the company except as a majority shareholder and lender.  There are no assurances MCIG will continue to provide financing under the revolving credit agreement or call for payment under the agreement.  In addition, so long as the revolving credit agreement is active, we cannot merge with another company, sale our assets, change our fiscal year, make any material changes in our business practices, effect a change of control through the issuance of stock, warrants, or options, or incumber any of our assets, without the written consent of MCIG, which may not be granted.  We currently owe in excess of $500,000 to MCIG under the revolving credit agreement, which expires on December 31, 2018. We are in current default.  Should we be unable to repay, negotiate other terms, or refinance this debt, MCIG may foreclose on the assets effectively shutting down our business.

All our officers and directors are working under consulting agreements and have/may have external business opportunities and employment that may be in conflict with us.

Currently, all of our officers and directors are working under consulting agreements and may dedicate time and resources to other functions and personal expenditures, some of which may conflict with our objectives as a company.  Any and all conflicts of interest entered into by our officers are brought to the company’s board of director’s attention, with a resolution to the conflict addressed as such, at the time of revealment.

Our business has a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

Our lack of operating history makes it difficult to accurately evaluate our business and predict our future performance. Any assessments of our current business and predictions that we or you make about our future success or viability may not be as accurate as they could be if we had an operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by emerging growth companies in rapidly changing industries, and the size and nature of our market opportunity may change as we scale our business and begin deployment of new projects.  If we do not address any of the foregoing risks, our business could be harmed.

Our independent registered public accounting firms, in their audit reports related to our financial statements for the period ended January 31, 2019, expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firms have included an explanatory paragraph in the reports on our financial statements included in this prospectus expressing doubt as to our ability to continue as a going concern. The financial statements included in this prospectus have been prepared assuming that we will continue as a going concern. However, we cannot assure you that we will be able to do so. Our lack of any cash flow raise substantial doubt about our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, our inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms, or at all.

Material weaknesses in our internal controls over financial reporting may limit our ability to prevent or detect financial misstatements or omissions. These material weaknesses could result in our financial statements not being in accordance with generally accepted accounting principles, and such failure could negatively affect the price of our stock.

Our current management has limited experience managing and operating a public company, and we rely in many instances on the professional experience and advice of third parties. As a result, we have in the past experienced, and in future may continue to experience, material weaknesses and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act. Such material weakness could also include a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We are required to include in our quarterly and annual reports the conclusion of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report. In addition, in connection with our annual report, we are required to provide management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Management has concluded that our internal control over financial reporting was not effective because of material weaknesses that included:

●     lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●     inadequate segregation of duties consistent with control objectives;

●     insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

●     ineffective controls over period end financial disclosure and reporting processes.

We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification.

Currently we have agreements with our key personnel that allow for a 30-day termination notice by either party.  The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel, including Alex Mardikian, our Chief Executive Officer and Brandy Craig, our Chief Financial Officer.  Some of these individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key technical personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.  We intend to enter into long term contracts with our key personnel but there is no guarantee we will be successful.

We may fail to recruit, train and retain the highly skilled employees that are necessary to execute our growth strategy.

Competition for key technical personnel in highly technical industries such as ours is intense. We believe that our future success depends in large part on our ability to hire, train, retain and leverage the skills of qualified software engineers, programmers and other highly skilled personnel needed to maintain and grow our network and related technology and develop and successfully implement our products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing this highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact our business and results of operations.

The warrants are speculative in nature.

The warrants to be issued to investors in this offering do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to purchase shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the warrants may exercise their right to acquire shares of common stock at an exercise price of $1.00 per share, prior to five years from the date of issuance, after which date any unexercised warrants will expire and have no further value. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants, and consequently, whether it will ever be profitable for holders of the warrants to exercise the warrants.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 100,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Future stock issuances could cause substantial dilution and a decline in our stock price.

We expect to issue additional shares of common stock or other equity or debt securities convertible into shares of our common stock in connection with future financings and compensatory arrangements and may issue additional shares of common stock or other equity securities in connection with acquisitions, litigation settlements or otherwise. In addition, a certain number of shares of our common stock are reserved for issuance upon the exercise of stock options and other equity incentives. We may reserve additional shares of our common stock for issuance upon the exercise of stock options or other similar forms of equity incentives. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

Our significant stockholder could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

MCIG currently owns 100% of the issued and outstanding Series A Preferred shares of the Company, as of the date of this prospectus. As a result, MCIG will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.  As the Series A Preferred Stock votes on a 1,000:1 basis of common stock, MCIG has 95.0% voting control of the Company.

The interests of the dominant stockholders may conflict with the interests of our other stockholders.

Our corporate governance guidelines address potential conflicts between a director’s interests and our interests, and requires our employees and directors to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with MCIG.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. When we lose that status, there will be an increase in the costs and demands placed upon management.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote regarding executive compensation, and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards. We could be an emerging growth company until our fiscal year ending on January 31, 2023, although, if the market value of our common stock that is held by non-affiliates exceeds $700 million prior to that or we issue more than $1 billion of non-convertible debt during a 3-year period, we would cease to be an “emerging growth company” earlier. We cannot predict if investors will determine that our common stock is less desirable if we choose to rely on these exemptions. If some investors determine that our common stock is less desirable as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

When we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 Million, in which case we would also be ineligible to utilize certain scaled disclosure requirements available to smaller reporting companies.

Certain provisions of Delaware law provide for indemnification of our officers and directors at our expense and limit their liability, which may result in a major cost to us and damage the interests of our stockholders, because our resources may be expended for the benefit of our officers and/or directors.

Applicable Delaware law provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, for attorney’s fees and other expenses incurred by them in any litigation to which they become a party resulting from their association with us or activities on our behalf. We are also obligated to pay the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, if it is ultimately determined that any such person shall not have been entitled to indemnification. These indemnity obligations are set forth more fully in indemnification agreements that we have entered into with our officers and directors. This indemnification policy could result in substantial expenditures by us, which we would be unable to recover.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the federal securities laws is against public policy as expressed in the Securities Act and, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, lawsuit or proceeding, is asserted by a director, officer or controlling person in connection with our securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the issue of whether such indemnification by us is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, probably will be very costly and may result in us receiving negative publicity, either of which factors would probably materially reduce the market and price for our common stock.

The market for our common stock may be subject to the penny stock restrictions, which may result in lack of liquidity and make trading difficult or impossible.

SEC Rule 15g9 establishes the definition of a “penny stock,” for purposes relevant to us, as an equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock is currently subject to the penny stock rules, and it is probable that our common stock will continue to be considered to be a penny stock for the immediately foreseeable future. This classification materially and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks, and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information, investment experience and objectives of that person and make a reasonable determination that transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●                the basis on which the broker-dealer made the suitability determination, and

●                that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to, both, the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may desire to not engage in the necessary paperwork and disclosures required to sell our common stock, and broker-dealers may encounter difficulties in their attempt to sell our common stock, which may affect the ability of holders to sell our common stock in the secondary market and have the effect of reducing trading activity in the secondary market of our common stock. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity of our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will continue to be subject to such penny stock rules for the foreseeable future and our stockholders will, quite probably, have difficulty selling our common stock.

Sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTCQB is not such a system, market based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

The trading market for our common stock may be restricted, because of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

Transfers of our common stock may be restricted pursuant to the securities and state laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such laws, our common stock may not be traded in such jurisdictions. Because the shares of our common stock registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase such shares in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell and purchasers to purchase such shares. These restrictions prohibit the secondary trading our common stock. We currently do not intend and may not be able to qualify securities for resale in those states which do not offer manual exemptions and require securities to be qualified before they can be resold by our stockholders. Accordingly, investors should consider the secondary market for our securities to be limited.

The price of our common stock may be volatile and the value of our common stock could decline.

The trading price of our common stock may be volatile. The trading price of our common stock may fluctuate widely in response to various factors, many of which are beyond our control.

In addition, the stock markets have experienced extreme price and volume fluctuations in recent years that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many such companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against such company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Credit card payment processors and merchant account pose a risk.

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be effected which may have a material adverse effect on our performance, financial condition and results of operations.

Services exchanges, returns, warranty claims, defect and recalls may adversely affect our business.

All our services are subject to customer claims, which may subject us to requests for refunds and chargebacks. If we are unable to maintain a certain degree of quality control of our services we will incur costs of replacing and or refunding our services to our customers.

We cannot assure you that we will effectively manage our expected growth.

The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with customers and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We intend to have significant international operations expanding our operations abroad where we have limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.

We intend to expand our business operations into international markets. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our services. Our services are generally available globally through the web and on mobile, but some or all of our services or functionality may not be available in certain markets due to legal and regulatory complexities. We may also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, many of which are beyond our control.

The Company intends to enter into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, and if the claim is greater than $1,000,000, it may create significant losses for the Company.

We are authorized, under Delaware law, to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them regarding any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We currently do not maintain officer's and director's liability insurance coverage. Consequently, any judgment against our Officers and Directors, the Company will be forced to pay. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise because of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred because of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Delaware law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

RISKS FACTORS ASSOCIATED WITH SOCIAL MEDIA

If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users' level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products. We anticipate that our active user growth rate will continue to grow over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•	users increasingly engage with other competitive products or services;
•	we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;
•	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;
•

users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•	user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;
•

we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;
•	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;
•	we are unable to obtain or attract engaging third-party content;
•	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;
•	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
•

technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•	we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;
•

we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•	we fail to provide adequate customer service to users, marketers, developers, or other partners;
•	we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity; or
•

our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

If we are unable to increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate slows, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

We project to generate substantial revenue from advertising. The loss of marketers, or reduction in spending by marketers, could seriously harm our business.

Substantially all of our revenue is currently projected to be generated from third parties advertising. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.

Our advertising revenue could also be adversely affected by a number of other factors, including:

•         decreases in user engagement, including time spent on our products;

•         our inability to continue to increase user access to and engagement with our mobile products;

•         product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

•         our inability to maintain or increase marketer demand, the pricing of our ads, or both;

•         our inability to maintain or increase the quantity or quality of ads shown to users;

•         changes to third-party policies that limit our ability to deliver or target advertising on mobile devices;

•         the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

•      loss of advertising market share to our competitors, including if prices for purchasing ads increase or if competitors offer lower priced or more integrated products;

•      adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

•      decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our advertising metrics, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

•      the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting;

•      the degree to which users cease or reduce the number of times they click on our ads;

•      changes in the way advertising on mobile devices or on personal computers is measured or priced; and

•      the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.

The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

The substantial majority of our revenue will be generated from advertising on mobile devices. There is no guarantee that popular mobile devices will feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of our products and monetization on mobile devices. Additionally, to deliver high-quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. If it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth, and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. If our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected, and our business could be harmed.

Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry and may occur on our systems in the future. As a result of the industry, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.

In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by our users through mobile or web applications. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

Affected users or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products.

We may face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.

Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.

Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.

Technologies have been developed, and will likely continue to be developed, that can block the display of our ads, particularly advertising displayed on personal computers. We project to generate substantially all of our revenue from advertising, including revenue resulting from the display of ads on personal computers. Revenue generated from the display of ads on personal computers has been impacted by these technologies from time to time. As a result, these technologies may have an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our future financial results may be harmed.

Our Cannabis marketing and advertising clients face intense media attention and public pressure.

The cannabis marketplace is controversial.  Certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all cannabis products, pending regulatory review and clinical studies.  A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts for our cannabis clients which we may currently market or have plans to market in the future. Such a ban would have a material adverse effect on our business, financial condition and performance.

Federal regulation and enforcement may adversely affect the implementation of medical and recreational cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and our cannabis clients may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

RISK FACTORS ASSOCIATED WITH CRYPTOCURRENCIES

We may lose our private key to our digital wallet, destroying all of our cryptocurrency assets.

Cryptocurrencies are stored in a digital wallet and are controllable by the processor of both the public key and the private key relating to the digital wallet in which the cryptocurrencies are held, both of which are unique.  If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost.  If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies.

We rely on third party service providers to exchange our cryptocurrencies who may be at risks to cyber-security and malicious activity.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activities which we cannot control.  If one or more malicious actor(s) obtains control of sufficient consensus nodes on the Blockchain, or, other means of alteration, then a Blockchain may be altered.  While the Blockchain is decentralized, there is increasing evidence of concentration and techniques that may increase the risk that one or several actors could control the Blockchain on which we conduct business.

Cryptocurrencies may be traded on numerous online platforms, through third party service providers and as peer-to-peer transactions between parties.  Many marketplaces simply bring together counterparties without providing any clearing or intermediary services and without being regulated.  In such cases, we assume all risks.

Cryptocurrency trading platforms, largely unregulated and providing only limited transparency with respect to their operations, have come under increasing scrutiny due to cases of fraud, business failure or security breaches, where we may not be compensated for losses caused by such activities.  Although one does not need a trading platform or an exchange to trade cryptocurrencies, such platforms are often used to convert fiat currency into cryptocurrency or to trade one cryptocurrency for another.

There are no assurances that the market for Cryptocurrencies will not continue to be highly volatile.

The Digital Assets industry is part of a new and rapidly evolving ecosystem, which itself is subject to a high degree of uncertainty.  For a relatively small use of Cryptocurrencies in the retail and commercial marketplace, online platforms have generated a large trading activity by speculators seeking to profit from the short-term or long-term holding of Cryptocurrencies.  Most Cryptocurrencies are not backed by a central bank, a national or international organization, or assets or other credit, and their value is strictly determined by the value that the market participants place on them through their transactions, which means that loss of confidence may bring about a collapse of trading activities and an abrupt drop in value.

Future regulations may prevent us or restrict our ability to use our Cryptocurrencies.

There are significant inconsistencies among various regulators with respect to the legal status of Cryptocurrencies.  Regulators are also concerned that Cryptocurrencies may be used by criminal and terrorist organizations.  Certain countries are restricting the right to acquire, own, hold, sell, or use Cryptocurrencies.  Investors should understand that to date no initial coin offerings have been registered with the SEC.  The SEC also has not to date approved for listing and trading any exchange-traded products (such as ETFs) holding cryptocurrencies or other assets related to cryptocurrencies. The SEC has issued investor alerts, bulletins, and statements on initial coin offerings and cryptocurrency related investments.  Furthermore, the SEC has not approved for listing or trading and exchange-traded cryptocurrencies, or other assets related to cryptocurrencies.

The SEC has not yet determined if it will classify all digital assets that are labelled as cryptocurrencies as securities.  The CFTC and SEC, along with other federal and state agencies, including state and federal prosecutors are seeking to establish transparency and integrity to these markets in order to prevent fraud and abuse. These markets are new, evolving and international. As such the SEC will continue to evolve its treatment of our business that may not have a positive effect on our business, whether short term or long term.

Should the SEC determine that any one of the cryptocurrencies obtained by us for services rendered are not compliant it may have a negative effect on the value of the cryptocurrency or prevent us from selling our cryptocurrency exchanging it for FIAT.

We may not be able to convert our Cryptocurrency into FIAT currency in a timely manner.

Policies and/or interruptions in the deposit and withdrawal of fiat currency into or out of the trading platforms may impact the ability of us to convert.

RISK FACTORS ASSOCIATED WITH OUR COMMON STOCK

Should we be listed, the market price of our common stock may be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

We intend to file for initial placement on the OTC Markets for our stock.  There is no guarantee that FINRA shall approve the listing of our stock.  Should we be approved, the commencement of trading of our common stock on the OTC Markets, the market price of our common stock may be volatile, and fluctuates widely in price in response to various factors, which are beyond our control.

Furthermore, we must note that the price of our common stock may not necessarily be indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We could, in the future, be the target of similar litigation. Any such litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

The Company may issue more shares in connection with future mergers or acquisitions, which could result in substantial dilution to existing shareholders.

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock and 100,000,000 blank check preferred stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price increases, which may never occur.  In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Investors seeking cash dividends should not purchase our common stock.

The Company has deeply centralized management that is vested a small number of shareholders, officers, and directors, which will limit the rights of the common shareholder.

Our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 50% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect or delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered to be a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions:

●     the stock trades at a price less than $5.00 per share;

●     it is not traded on a “recognized” national exchange; or

●     it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act.

For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience, and investment objectives. Compliance with these requirements may make it more difficult and time-consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other  exemption  from the Securities Act of 1933 ,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

There may in all likelihood be little demand for shares of our common stock and as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors,  including the fact that it is a small  company  which is  relatively  unknown to stock  analysts,  stock brokers,  institutional  investors and others in the  investment  community that generate or  influence  sales  volume,  and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an  unproven,  early-stage  company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus on management and the profitability of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

None

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is not currently quoted on any markets.

The value of the common stock as listed in the Company’s recent S-1 Registration statement is at $0.55 on December 11, 2018.

(b) Holders

As of January 31, 2019, there were approximately 10 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, UT 84111 Telephone: (801) 355-5740.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

(e) Recent Sales of Unregistered Securities

None

(f) Issuer Purchases of Equity Securities

None

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended January 31, 2019 and 2018, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC.

Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Any future equity financing will cause existing shareholders to experience dilution of their interest in our Company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisitions.

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Overview

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

Results of Operations

Critical Accounting Policies

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

Revenue Recognition Policies

Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support. Most of our customer arrangements involve multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Our operating results for the years ended January 31, 2019 and 2018 are summarized as follows:

	For the year ended January 31,
	2019	2018
Revenue	$103,787	$1,342,056
Cost of Sales	655,287	484,042
Gross Profit (Loss)	(551,500)	858,014
Expenses	301,715	169,279
Net Income (Loss) from operations	$(867,215)	$688,735

Revenue

Our revenue from operations for the period ended January 31, 2019, was $103,787. An additional $12,000 was generated through MCIG, the Company’s majority owner, which was eliminated in the consolidation of MCIG’s financial statements. $25,167 was generated through altCUBE until dissolved on January 11, 2019. The remainder $78,620 was generated through advertising and technology services.

Cost of Goods Sold

Our cost of goods sold for the period ended January 31, 2019, was $655,287. The costs of goods consisted of services expenses of $75,302, $484,634 of amortization and depreciation expenses, $11,488 in computer lease, and $83,862 in programming and development costs directly associated with sales.

Gross Profit

There was a deficit of $1,409,514 in our gross loss for the year ended January 31, 2019 as compared to the gross revenue for the year ended January 31, 2018.  Our gross loss for the year ended January 31, 2019 was $551,500 as compared to a gross profit of $858,014 for the year ended January 31, 2018. The variance was attributable to the decrease in revenue of $1,238,269 and the increase of cost of sales of $171,245.

Operating Expenses

Our operating expenses for the period ended January 31, 2019, was $301,715.  Our total operating expenses for the period ended January 31, 2019, of $301,715 consisted of $23,072 of selling, general and administrative expenses, $36,900 of payroll, 9,795 of advertising fees, professional fees of $24,294, and consulting expense of $205,477. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, travel, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

There was a net loss of $869,785 in 2019 compared with a profit of $688,735 in 2018. This is mostly attributable to a decrease in sales in 2019. Sales in 2018 were $1,342,056 and dropped to $103,787 in 2019. Our cost of sales increased by $171,244 in 2019 and consulting fees increased from $73,500 in 2018 to $205,477 in 2019.

Liquidity and Capital Resources

Introduction

During the period ended January 31, 2019, our cash flow decreased by ($16,350) in operating cash flows. Our cash on hand as of January 31, 2019 was $0.

Cash Requirements

We had cash available of $0 as of January 31, 2019.  We currently use approximately $40,000 per month in the operations of our business.  The company has relied upon MCIG to fund the company along with the raising of capital.  The company will require $492,000 to maintain operations for the next 12-month period. We have a revolving credit agreement with MCIG for $1,000,000 and a revolving credit agreement with APO Holdings, Inc for $100,000.

Sources and Uses of Cash

Operations

We used $82,634 in cash by operating activities for the period ended January 31, 2019. Net cash used by operations consisted primarily of the net loss of ($883,785) offset by non-cash expenses of $486,812 in depreciation and amortization. Additionally, changes in assets and liabilities consisted of a increase of 215,337 in accounts receivable and subscription receivables, with an increase of $99,002 in accounts payable.

Investments

We used $114,018 in investing activities for the period ended January 31, 2019. Our investing activities consisted of a $108,196 transfer of krypto ATMs to held for sale from fixed assets, $2,160 capitalization of fixed assets, and $3,662 capitalization of intangible assets.

Financing

We had net cash provided in financing activities of $180,302 for the period ended January 31, 2019.  Our financing activities consisted of an  increase of $180,302 of advances made by a related party.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

30

Report of Independent Registered Public Accounting Firm

To the Shareholders and of the Board of Directors

OBITX, Inc.

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OBITX, Inc and its subsidiaries (“the Company”) as of January 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the two years ended January 31, 2019, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31,2019 and 2018, and the results of its operations and its cash flows for each of the years ended January 31, 2019, and 2018 in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue.  There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2017.

Jerusalem, Israel

April 15, 2019

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	January 31,	January 31,
	2019	2018
Current Assets
Cash and cash equivalents	$ -	$ 16,350
Accounts receivable, net	4,500	1,469,986
Assets held for Sale	408,166	-
Prepaid expenses	149	-
Total current assets	412,815	1,486,336
Property, plant and equipment, net	2,445,322	3,227,767
Intangible assets, net	5,576	4,091
Total assets	$ 2,863,713	$ 4,718,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 143,702	$ 62,200
Due to Related Party	707,680	523,878
Total current liabilities	851,382	586,078
Total Liabilities	851,382	586,078
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	10	10
	100,000 shares issued and outstanding, as
of January 31, 2019 and January 31, 2018, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized;	546	546
5,460,000 shares issued and outstanding, as
of January 31, 2019 and January 31, 2018, respectively.
Additional paid in capital	3,442,825	3,442,825
Accumulated deficit	(1,431,050)	688,735
Total stockholders' equity	2,012,331	4,132,116
Total liabilities and stockholders' equity	2,863,713	$ 4,718,194

See accompanying notes to audited consolidated financial statements.
32

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the Year ended
	January 31,
	2019	2018

Sales	$ 103,787	$ 1,342,056
Computer lease	11,488	11,238
Cost of services	75,302	221,612
Depreciation expense	484,634	199,455
Software maintenance	83,862	51,536
Freight and shipping costs	-	202
Total cost of sales	655,287	484,042
Gross (Loss) profit	(551,500)	858,014
Selling, general, and administrative	23,072	26,902
Professional fees	24,294	8,484
Marketing & advertising	9,795	5,198
Payroll	36,900	55,195
Consultant fees	205,477	73,500
Amortization & depreciation expense	2,177	-
Total operating expenses	301,715	169,279
Income (Loss) from operations	(853,215)	688,735
Extraordinary (Loss)	(1,250,000)	-
Net income (loss) from operations	(2,103,215)	688,735
(Loss) on discontinued operations	(16,571)	-
Net income (loss)	$ (2,119,785)	$ 688,735
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.3813)	0.6160
Income(Loss) per share	(0.3813)	0.6160
Weighted average shares outstanding - basic and diluted	5,560,000	1,118,082

See accompanying notes to audited consolidated financial statements.
33

OBITX, Inc.
Statement of Changes in Stockholders’ Equity Year Ended January 31, 2019

					Additional	Additional		Total
	Common Stock		Preferred Stock		Paid-in	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Capital - Preferred	Profits	Equity
Founders Stock	960,000	$ 96	-	$ -	$ -	$ -	$ -	$ 96
Stock issued for cash	4,000,000	400	-	-	399,600	-	-	400,000
Stock issued for acquisition	500,000	50	100,000	10	276,600	2,766,625	-	3,043,285
Net profit	-	-	-	-	-	-	688,735	688,735
Balance – January 31, 2018	5,460,000	546	100,000	10	676,200	2,766,625	688,735	4,132,116
Net loss	-	-	-	-	-	-	(2,119,785)	(2,119,785)
Balance – January 31, 2019	5,460,000	$ 546	100,000	$ 10	$ 676,200	$ 2,766,625	$ 688,735	$ 2,012,331
See accompanying notes to audited consolidated financial statements. 34

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the year ended January 31,
	2019	2018
Cash flows from operating activities:
Net (Loss) profit	$ (869,785)	$ 688,735
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	486,812	199,455
Decrease (Increase) in:
Accounts receivable, net	215,486	(1,469,986)
Prepaid expenses and other current assets	(149)	-
Accounts payable, accrued expenses and taxes payable	81,502	62,200
Total adjustment to reconcile net income to net cash	783,651	(1,208,331)
Net cash provided In operating activities	(86,134)	(519,596)
Cash flows from investing activities:
Increase (Decrease) in:
Assets held for Sale	(108,196)	-
Acquisition of property, plant and equipment	(2,160)	(3,427,222)
Acquisition of intangible assets	(3,662)	(4,091)
Net cash received in investing activities	(114,018)	(3,431,313)
Cash Flows From Financing Activities:
Borrowing from related party	183,802	523,878
Proceeds from Issuance of Stock, Net	-	3,443,381
Net Cash Provided By Financing Activities	183,802	3,967,259
Net Change in Cash	(16,350)	16,350
Cash at Beginning of Year	16,350	-
Cash at End of Period	$ -	$ 16,350

See accompanying notes to audited consolidated financial statements. 35

OBITX, INC.

Notes to Condensed Consolidated Financial Statements

(Audited)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Haute Jobs, LLC, (“HAUTE”), Campaign Pigeon, LLC, (“CAMP”), and altCUBE, Inc., (“altCUBE”).  altCUBE was closed on December 31, 2018.

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

The Company earns revenue through social media advertising, fees, and services. Under its plan, the Company developed its white label software solution for MCIG under the 420 Cloud brand in support of the cannabis industry.  The company has expanded its services and solutions in software development and internet advertising and promotion into the social media industries of entertainment, business administration, blockchain technologies, and social media.[1]

On December 10, 2018 OBITX, Inc became a publicly reporting company.

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

altCUBE, Inc

We incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface. altCUBE discontinued its operations on January 11, 2019.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $2,160 as a capital asset for the year ended January 31, 2019 and $82,807 for the year ended January 31, 2018.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on

January 31, 2019, and January 31, 2018

For the year ended January 31, 2019 there were $4,500 in accounts receivable and $1,469,986 for the year ended January 31, 2018. During the last quarter of the year end January 31, 2019 the accounts receivable for Render Payment was written off to bad debt expense as the amount of time of non-payment was quite substantial and greater than 1 year.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of January 31, 2019, and $16,350 as of January 31, 2018.

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

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $1,250,000 as an uncollectable reserve for the year ending January 31, 2019 and $0 for the year ended January 31, 2018.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $9,795 for the year ended January 31, 2019 and $5,198 for the year ended January 31, 2018.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Income Taxes

In accordance with SAB Topic 1: Financial Statements, Subsidiary’s or Division’s Separate Financial Statements and Segments, income taxes are consolidated with MCIG, the controlling entity of the Company.  There are currently no tax implications for the year ended January 31, 2019 should the Company not consolidate with MCIG. With only losses showing for the period there would be no taxes payable for this period.  If there were tax expenses, they would be based on the IRS published corporate tax rate of 34% for 2017 and 21% for 2018.

The following table reflects the tax implications should the Company not consolidate with MCIG for the period ended January 31, 2018. The proforma tax expense is based on the 2017 corporate tax rate of 34%.

OBITX
Proforma Statements of Operations
Period from Inception (March 30, 2017) to January 31, 2018

For the year ended
January 31,
2018

Sales	$ 1,342,056
Computer Lease	11,238
Cost of Services	221,612
Depreciation Expense	199,455
Freight and Shipping Costs	202
Software Maintenance	51,536
Total Cost of Sales	484,042
Gross Profit	858,014
Selling, general, and administrative	26,902
Professional fees	8,484
Marketing & advertising	5,198
Payroll	55,195
Consultant fees	73,500
Total operating expenses	169,279
Net Income from operations (before taxes)	688,735
Income Taxes - Current	(234,170)
Net income (after taxes)	454,565
Gain (loss) attributable to non-controlling interest
Net income (loss) attributable to controlling interest	$ 454,565
Basic and diluted (Loss) per share:
Income per share from continuing operations	0.4066
Income per share	0.4066
Weighted average shares outstanding - basic and diluted	1,118,082

See accompanying notes to unaudited financial statements.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the year ending January 31, 2019 and January 31, 2018.

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective February 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our financial statements and our internal controls over financial reporting.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception-to-date information.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2015, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP.

We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our financial condition or results from operations. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern as discussed in the notes to our financial statements included elsewhere.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the year ended January 31, 2019, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of its single shareholder, MCIG, which raise substantial doubt about its ability to continue as a going concern.

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

The following is a detail of equipment:

Property, Plant, and Equipment
For the year ended January 31,

	2019	2018
Software (Capitalized)	$3,137,164	$3,127,244
Intangibles	7,753	-
Machinery & Equipment	-	299,970.00
Total acquisition cost	3,137,164	3,427,214
Accumulated depreciation	686,265	199,455
Total property, plant, and equipment	$2,450,899	$3,227,760

Depreciation expense on property, plant and equipment was $486,812 for the year ended January 31, 2019 and $199,455 for the year ending January 31, 2018.

Note 5. Related Party Transactions

The following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	Director	Inception	Current
Alex Mardikian	CEO	Inception	Current
Brandy Craig	CFO	November 1, 2017	Current
MCIG, Inc.	Greater than 10% Owner	Inception	Current

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

On August 1, 2017, the Company entered into a contract with MCIG for hosting and email services.  In addition, the Company will provide additional marketing services for MCIG and other internet-based activities as mutually agreed upon.  Under terms of the agreement, MCIG is to $2,000 per month for a period of 12 months.  All additional services not identified are billed at an hourly rate of $150 per hour.

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

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit will terminate on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. Since inception, the Company had various transactions in which MCIG paid expenses on behalf of the Company. As of April 30, 2018, the Company borrowed $3,635,253.42 from MCIG. $3,043,285 of which represents the 420 Cloud Software Network that was exchanged for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock on November 1, 2017. The Line of Credit was increased to $1,000,000 on January 1, 2018.  As of January 31, 2019, the amount outstanding on the Line of Credit with MCIG is $618,277.

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

On June 14, 2018 the Company entered a Line of Credit with APO Holdings for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of January 31, 2019 the current outstanding on the line of credit is $77,400 principal and $2.37 interest.

On June 30, 2018 OBITX provided services to their subsidiary altCUBE in the amount of $25,167. This amount was made up of General Administrative expenses of $1,250, Website Design of $16,009, Marketing Expense $7,168, and Website Maintenance of $740. In January 2019 altCUBE was written off as discontinued operations.

Note 6. Commitments and Contingencies

The Company entered into a commitment for its corporate offices on January 4, 2019.  The commitment is for a period of twelve (12) months at the rate of $69 per month.  The Company may utilize additional space on an as needed basis at an hourly or daily rate.

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

Note 8. Stockholders’ Equity

Common Stock

As of January 31, 2018 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 5,460,000 common shares at a par value of $0.0001 issued and outstanding. No additional common stock was issued for the year ended January 31, 2019. The shares were issued per the below table:

Common Stock	Shares	Par Value	APIC
Alex Mardikian	50,000	$ 5	$ -
Brandy Craig	50,000	5	-
Carl G. Hawkins	50,000	5	-
Andrus	50,000	5	-
Epic Industry Corp	250,000	25	-
Paul Rosenberg	500,000	50	-
Paul Rosenberg	2,500,000	250	249,750
APO Holdings, LLC	1,500,000	150	149,850
MCIG	510,000	51	276,600
Total	5,460,000	$ 546	$ 676,200

43

As of January 31, 2018 and January 31, 2019, the company had 1,000,000 Series A Preferred shares authorized, with 100,000 Series A Preferred shares at a par value of $10 issued and outstanding. No additional Series A Preferred stock was issued for the year ended January 31, 2019.

Series A Preferred	Shares	Par Value	APIC
MCIG	100,000	10	2,766,625
Total	100,000	10	2,766,625

Note 9. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of common shares outstanding during each period.

Basic Income Per share
For the Year Ended January 31,
	2019	2018
Net (loss) income	(2,119,785)	688,735
Basic (loss) income per share	(0.3813)	0.6160
Basic weighted average number of shares outstanding	5,460,000	5,460,000

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

A summary of warrant activity for year ended January 31, 2019 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2018	3,000,000	$1.00

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at January 31, 2019	3,000,000	$1.00

Note 10. Subsequent Events There are no subsequent events. 44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Scope of Management’s Report on Internal Control Over Financial Reporting

N/A

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2019.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2019 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

45

Risk Assessment – We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our business practices that could significantly impact our consolidated financial statements as well as the system of internal control over financial reporting.

Control Environment – We did not maintain an effective control environment as evidenced by:

•	Lack of majority independent board members.
•	An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

Control Activities – We did not have control activities that were designed and operating effectively to identify and address all likely sources of material misstatements, including non-standard transactions. In addition, management review controls were not sufficient or in place to identify all potential accounting errors.

Information and Communications – We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding Terra Tech revenues and inventory.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2019 were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2019. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at January 31, 2019 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at January 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2019 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2019. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•

Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge through retaining of a technical accountant, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless his or her office is earlier vacated in accordance with our bylaws or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.  The Board of Directors may remove any officer for cause or without cause.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Paul Rosenberg	2017	50	Director, Chairman of the Board
Alex Mardikian	2017	48	Chief Executive Officer
Brandy Craig	2017	37	Chief Financial Officer

Paul Rosenberg was appointed as our Chief Executive Officer, Treasurer, Secretary, and Director of mCig, Inc. on May 23, 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including:  The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

Alex Mardikian

Alex Mardikian has been our Chief Executive Officer since November 1, 2017. Prior to this, he has served as the CMO of MCIG., the Company’s single shareholder and has served as the Interim CEO since the company’s inception.  Alex Mardikian has an extensive background in manufacturing, marketing, and sales, with 30-years of experience.  His served as the Western Regional Manager, Product Design and Certification, for Schlumberger Industries and as a founding principal of Sonic Jet Performance, Inc., which changed its name to Force Protection, Inc., that traded on the OTC: FRPT.OB which was subsequently acquired by General Dynamics in 2011. He worked under exclusive licensing of Von Dutch, Ed Hardy, Quadrophenia with The WHO and the Grammy Label by the Recording Academy.    In the last decade, Alex has focused his direction more so on digital marketing and the cannabis industry.    Over that span to date, he has been appointed key roles in MegaUpload, Otherside Farms, an Education and Cultivation co-op in Southern California, Northsight Capital in Arizona and MCIG Group, headquartered in Nevada.   He attended the University of Southern California, UC Riverside and Mt. San Antonio College specializing in Mechanical Engineering, with emphasizes in Hydraulics and Fluid Power Technologies.

Brandy Craig

Brandy Craig has been our Chief Financial Officer since November 1, 2017. Prior to fulfilling this role, Mrs. Craig has been working in the financial field for more than 15 years.  Mrs. Craig has worked in the banking and insurance industries as well as aircraft engine sales and maintenance, providing executive level services to multiple nanotech and fortune 500 privately held companies. Some of these companies include First Internet Bank of Indiana and International Medical Group, serving as a staff accountant for over 15 years. Mrs. Craig earned her B.S. in Accounting from Indiana Wesleyan University in Indianapolis (IWU) and her Master’s Degree in Business Administration with a specialty in Accounting from IWU as well.  Mrs. Craig is a Certified Public Accountant.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Rosenberg currently serves as our chairman of our Board of Directors.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

Except as noted below, none of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	a.	Any Federal or State securities or commodities law or regulation; or
b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

49

Committees

Our Board of Directors as a whole acts as the audit and compensation committees.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors. Our code of ethics is filed with this Annual Report for the year ended January 31, 2019.

Indemnification of Directors and Officers.

Under the Delaware General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION.

In November 2017, we entered into employment agreements with our CEO and CFO.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of OBITX, Inc., during the year ended January 31, 2019, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2019. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended January 31, 2019 and January 31, 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2019	*42,000	0	0	0	0	0	0	42,000
Director	2018	10,500	0	0	0	0	0	0	10,500

Alex Mardikian	2019	*84,000	0	0	0	0	0	0	84,000
CEO	2018	42,000	0	0	0	0	0	0	42,000

Brandy Craig	2019	*42,000	0	0	0	0	0	0	42,000
CFO	2018	12,000	0	0	0	0	0	0	12,000

* Allocations of payroll has accrued and has not been paid for 2019. 50

Agreements

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

Outstanding Equity Awards as of January 31, 2019

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

Paul Rosenberg receives $3,500 per month for his services as the sole Director and Chairman of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table indicates beneficial ownership of OBITX’s common stock, as of January 31, 2019 by:

•	Each person or entity known by OBITX to beneficially own more than 5% of the outstanding shares of OBITX's common stock;
•	Each executive officer and director of OBITX; and,
•	All executive officers and directors of OBITX as a group.
•

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 5,460,000 shares of common stock outstanding as of January 31, 2019.

51

Unless other indicated, the address of each beneficial owner listed below is c/o OBITX, Inc., 4720 Salisbury Road, Jacksonville, FL 32256.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	3,000,000 common shares	45.79%
APO Holdings, LLC	1,500,000 common shares	27.47%
Alex Mardikian	50,000 common shares	0.92%
Brandy Craig	50,000 common shares	0.92%
MCIG, INC	510,000 common shares 100,000 Series A Preferred shares	9.32% 100.00%
Total as a group (1)	5,200,000 common shares	95.20%
	100,000 preferred shares	100.00%
TOTAL STOCK VOTING POWER

MCIG, INC.	100,510,000 stock voting power	95.31%
Total as a group (1)	105,200,000 stock voting power	99.75%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on January 31, 2019.  As of January 31, 2019, there were 5,460,000 shares of our company’s common stock issued and outstanding and 100,000 shares of series A preferred shares (voting 1,000 common shares for every 1 series A preferred share).

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Description of Capital Structure

General

Our authorized capital stock consists of 200,000,000 shares of common stock, par value $ 0.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

The Series A Preferred shares of mCig, Inc. carry one thousand (1,000) votes per each share of Preferred stock while OBITX, Inc’s common shares carry one (1) vote per each share outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Indemnification of Officers and Directors

As permitted by Nevada Revised Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

On August 1, 2017, the Company entered into a contract with MCIG for hosting and email services.  In addition, the Company will provide additional marketing services for MCIG and other internet-based activities as mutually agreed upon.  Under terms of the agreement, MCIG is to $2,000 per month for a period of 12 months.  All additional services not identified are billed at an hourly rate of $150 per hour.

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

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit will terminate on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. Since inception, the Company had various transactions in which MCIG paid expenses on behalf of the Company. As of April 30, 2018, the Company borrowed $3,635,253.42 from MCIG. $3,043,285 of which represents the 420 Cloud Software Network that was exchanged for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock on November 1, 2017. The Line of Credit was increased to $1,000,000 on January 1, 2018.  As of January 31, 2019, the amount outstanding on the Line of Credit with MCIG is $614,777.

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

On June 14, 2018 the Company entered a Line of Credit with OBITX for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of January 31, 2019, the current outstanding on the line of credit is $77,400 principal and $2.37 interest.

On June 30, 2018 OBITX provided services to their subsidiary altCUBE in the amount of $25,167. This amount was made up of General Administrative expenses of $1,250, Website Design of $16,009, Marketing Expense $7,168, and Website Maintenance of $740. In January 2019 altCUBE was written off as discontinued operations.

Director Independence

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On July 31, 2018, we engaged, Weinstein & Company to serve as our independent registered public accounting firm for the year ending January 31, 2019.  The following table shows the fees that were billed for the audit and other services provided for 2019 and 2018.

	2017	2016
Audit Fees	$ 8,000	$ 4,000
Tax Fees	*900	*900
Total	$ 8,900	$ 4,900

*  Fees paid by MCIG, Inc.

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting services.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2019 and 2018 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
14.1	Financial Code of Ethics*
23.1	Consent of Weinstein & Company*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
*Filed herein 55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBITX, INC.

May 1, 2019	By: /s/ Alex Mardikian
Alex Mardikian Chief Executive Officer (Principal Executive Officer)

May 1, 2019	By: /s/ Brandy Craig
Brandy Craig Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alex Mardikian	Chief Executive Officer	May 1, 2019
Alex Mardikian	(Principal Executive Officer)

/s/ Brandy Craig	Chief Financial Officer	May 1, 2019
Brandy Craig
56