Form 10-Q
period 2019-04-30
OBITX, Inc.
filed 2019-06-18
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  333-222978

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 778-6459

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of April 30, 2019, the Company had 5,460,000 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's original S-1 filing and the annual audit for the year ended January 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that can be expected for the year ending January 31, 2020.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	April 30,	January 31,
	2019	2019
Current Assets
Cash and cash equivalents	$ -	$ -
Accounts receivable, net	$ -	4,500
Assets held for Sale	$ 408,166	$ 408,166
Prepaid expenses	$ 100	149
Total current assets	$ 408,266	412,815
Property, plant and equipment, net	$ 2,324,163	2,445,322
Intangible assets, net	$ 4,930	5,576
Total assets	$ 2,737,358	$ 2,863,713

LIABILITIES AND STOCKHOLDERS' EQUITY
	April 30,	January 31,
	2019	2019
Current liabilities
Accounts payable and accrued expenses	$ 187,935	$ 143,702
Due to Related Party	$ 718,762	707,680
Total current liabilities	$ 906,697	851,382
Total Liabilities	$ 906,697	851,382
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares	10	10
	authorized; 100,000 shares issued and outstanding, as
of April 30, 2019 and January 31, 2019, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares	546	546
authorized; 5,460,000 shares issued and outstanding, as
of April 30, 2019 and January 31, 2019, respectively.
Additional paid in capital	3,442,825	3,442,825
Accumulated deficit	(1,612,720)	(1,431,050)
Total stockholders' equity	1,830,661	2,012,331
Total liabilities and stockholders' equity	2,737,358	$ 2,863,713

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	April 30,
	2019	2018

Sales	$ -	$ 44,290
Computer Lease	-	4,526
Cost of Services	-	18,598
Depreciation Expense	121,159	121,499
Software Maintenance	-	30,625
Total Cost of Sales	121,159	175,248
Gross Loss	(121,159)	(130,958)
Selling, general, and administrative	742	5,155
Professional fees	12,622	623
Marketing & advertising	-	1,750
Payroll	-	11,975
Consultant fees	42,000	41,500
Bad Debt Expense	4,500	-
Amortization & Depreciation Expense	646	-
Total operating expenses	60,510	61,002
Net Loss from operations	(181,669)	(191,960)
Other income (expense)	(1)
Net income (loss) before Extraordinary items	(181,670)	(191,960)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0327)	(0.0345)
Income(Loss) per share	(0.0327)	(0.0345)
Weighted average shares outstanding - basic and diluted	5,560,000	5,560,000
See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows

	For the three months ended April 30,
	2019	2018
Cash flows from operating activities:
Net (Loss)	(181,670)	(191,960)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	121,805	121,499
Decrease (Increase) in:
Accounts receivable, net	4,500	46,790
Prepaid expenses and other current assets	50	(141)
Accounts payable, accrued expenses and taxes payable	44,233	(36,080)
Total adjustment to reconcile net income to net cash	170,587	132,068
Net cash provided In operating activities	(11,082)	(59,892)
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of intangible assets	-	(2,326)
Net cash received in investing activities	-	(2,326)
Cash Flows From Financing Activities:
Borrowing from related party	11,082	54,784
Net Cash Provided By Financing Activities	11,082	54,784
Net Change in Cash	-	(7,434)
Cash at Beginning of Year	-	16,350
Cash at End of Period	-	8,916
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

altCUBE, Inc

We incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface. This company has discontinued operations and is only being included for prior year financial comparison.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $0 as a capital asset for the 3 months ended April 30, 2019 and $0 for the three months ended April 30, 2018.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on April 30, 2019, and April 30, 2018.

For the three month period ended April 30, 2019 there were no sales. During the period ending April 30, 2019 it was decided to write off the remaining $4,500 as it was also greater than 1 year outstanding. There were $0 for the three month period ended April 30, 2019 and $1,423,196 for the three month period ended April 30, 2018. During the last quarter for the year ended January 31, 2019 the accounts receivable of $1,250,000 for Render payment was written off as bad debt to take a conservative approach on the balance sheet as the amount of time of non-payment was quite substantial and greater than 1 year.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of April 30, 2019, or April 30, 2018.

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

Accounts Receivable

The Company's accounts receivable are trade accounts receivable. The Company recognized $1,250,000 as an uncollectable reserve for the three month period ending April 30, 2019 and $0 for the three month period ending April 30, 2018.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0 for the three month period ending April 30, 2019 and $1,750 for the three month period ending April 30, 2018.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Income Taxes

In accordance with SAB Topic 1: Financial Statements, Subsidiary's or Division's Separate Financial Statements and Segments, income taxes are consolidated with MCIG, the controlling entity of the Company. There are currently no tax implications should the Company not consolidate with MCIG. With only losses showing for the periods shown there would be no taxes payable for any periods presented. If there were tax expenses they would be based on the IRS published corporate tax rate of 21% for 2018 and 2019.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 - Commitments and ASC 450 - Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three month periods ending April 30, 2019 and April 30, 2018.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the period ended April 30, 2019, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow. The Company has sustained its solvency through the support of its single shareholder, MCIG, which raise substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company's ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate the revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

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

The following is a detail of equipment:

Property, Plant, and Equipment

	For the 3 months ended April 30,
	2019	2018
Software (Capitalized)	$3,129,411	$3,127,251
Intangibles	7,753
Machinery & Equipment	-	299,970
Total acquisition cost	3,137,164	3,427,221
Accumulated depreciation	808,069	320,954
Total property, plant, and equipment	$2,329,095	$3,106,267

Depreciation expense on property, plant and equipment was $121,805 for the 3 month period ended April 30, 2019 and $121,499 for the 3 month period ending April 30, 2018.

Note 5. Related Party Transactions

On November 1, 2017, the Company entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer. The agreements call for $7,000 per month. This agreement is at will and subject to being terminated at the discretion of Company at any time, upon thirty (30) days prior written notice to Consultant. In addition, this Agreement may be terminated by Consultant upon thirty (30) days prior written notice to Company. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert a portion of this into equity of the company.

On November 1, 2017, the Company entered into a consulting agreement with Brandy Craig, the Chief Financial Officer. The agreements call for $3,500 per month. This agreement is at will and subject to being terminated at the discretion of Company at any time, upon thirty (30) days prior written notice to Consultant. In addition, this Agreement may be terminated by Consultant upon thirty (30) days prior written notice to Company. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert a portion of this into equity of the company.

On November 1, 2017, the Company entered into a consulting agreement with Paul Rosenberg, the Director. The agreements call for $3,500 per month. This agreement is at will and subject to being terminated at the discretion of Company at any time, upon thirty (30) days prior written notice to Consultant. In addition, this Agreement may be terminated by Consultant upon thirty (30) days prior written notice to Company. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert a portion of this into equity of the company.

On November 1, 2017, the Company entered into a consulting agreement with the Law Offices of Carl G. Hawkins to serve as corporate counsel. The agreement calls for a one-time payment of $5,000 plus $150 per hour for legal services. This agreement is at will and subject to being terminated at the discretion of Company at any time, upon thirty (30) days prior written notice to Consultant. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and counsel may elect to convert a portion of this into equity of the company.

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit will terminate on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. Since inception, the Company had various transactions in which MCIG paid expenses on behalf of the Company. As of April 30, 2018, the Company borrowed $3,635,253.42 from MCIG. $3,043,285 of which represents the 420 Cloud Software Network that was exchanged for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock on November 1, 2017. As of April 30, 2019, the amount outstanding on the Line of Credit with MCIG is $629,358.57. The Line of Credit was increased to $1,000,000 on January 1, 2018.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of April 30, 2019 the current outstanding on the line of credit is $77,400 principal and $3.53 interest.

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

Note 7. Stockholders’ Equity

Common Stock

As of April 30, 2019 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 5,460,000 common shares at a par value of $0.0001 issued and outstanding.

Preferred Stock

As of April 30, 2019 and January 31, 2019, the company had 1,000,000 Series A Preferred shares authorized, with 100,000 Series A Preferred shares at a par value of $0.0001 issued and outstanding.

Note 8. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income Per share
For the 3 months Ended April 30,
	2019	2018
Net income	(181,670)	(191,960)
Basic income per share	(0.03)	(0.17)
Basic weighted average number of shares outstanding	5,560,000	1,118,082

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

Note 9. Warrants

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

A summary of warrant activity for three months ended April 30, 2019 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2018	3,000,000	$1.00

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at April 30, 2019	3,000,000	$1.00

Note 10. Subsequent Events On June 3, 2019 OBITX sold all of the Crypto ATM's for their fair value of $408,166.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our S-1 and annual audit for the year ended January 31, 2019

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

Haute Jobs, Inc.

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

EMPLOYEES AND CONSULTANTS

As of April 30, 2019, the Company has 2 employees who provide programming services, offshore, for the Company.  Our management team is currently employed under consulting agreements with the anticipation to convert to employment contracts upon the raising of the necessary capital, or an increase in revenue, to be able to make payroll. Current management is believed to have been compensated at below market levels since inception in (March 2017).

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

Our operating results for the three months ended April 30, 2019 and 2018 are summarized as follows:

	For the three months ended
	April 30,
	2019	2018

Sales	$ -	$ 44,290
Total Cost of Sales	121,159	175,248
Gross (loss)	(121,159)	(130,958)
Total operating expenses	60,510	61,002
Net (loss) from operations	(181,669)	(191,960)

Results of Operations for the three months ended April 30, 2019 and 2018

Revenue

There was no revenue from operations for the three months ended April 30, 2019.  This decrease is primarily a result in the decrease in revenue earned through cryptocurrency advertisers. It is also directly related to the attempt to control expenses that are being incurred by the company. We are currently looking for ways to earn additional companies with the products that we currently have created.

Cost of Goods Sold

Our cost of goods sold for the three months ended April 30, 2019 was $121,159 compared to $175,248 for the three months ended April 30, 2018. The decrease of $54,089 is primarily due to the decrease in labor cost and direct expenses associated with cryptocurrency advertisers. The only cost for this three months ended April 30, 2019 was related to depreciation expense attributable to cost of goods sold.

Gross Profit/Loss

Our gross loss for the three months ended April 30, 2019 was $121,159 compared to a gross loss of $130,958 for the three months ended April 30, 2018. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales and the lack of advertising revenue generated in cryptocurrency field.

Operating Expenses

Our operating expenses decreased by $492 to $60,510 for the three months ended April 30, 2019, from $61,002 for the three months ended April 30, 2019.

While we had no sales for the three months ended April 30, 2019 we are still incurring operating costs to keep the company in operations. Costs were consistent with the exception of an increase of professional fees and a decrease in payroll fees. In the three months ended April 30, 2018 professional fees were $623 increasing to $12,622 in the three months ended April 30, 2019. This was due to the increase in legal and audit expenses. Payroll fees decreased to $0 for the three months ended April 30, 2019 while they were $11,975 for the three months ended April 30, 2018. There were no payroll fees accumulated as we did not do any additional development on our products.

Our total operating expenses for the three months ended April 30, 2019 of $60,510 consisted of $742 of selling, general and administrative expenses, $12,622 of professional fees, consulting expense of $42,000, bad debt expense of $4,500, and $646 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income/Loss

Our net loss from operations of $181,669 for the three months ended April 30, 2019 increased the accumulated deficit recognized during the year ended January 31, 2019 of $1,418,250 to a total accumulated deficit of $1,599,920. In January 2019 there was a very large write off related to one customer “Render Payment” in the amount of $1,250,000. This balance represents a total of 78.129% of the accumulated deficit. A small portion (2.477%) of the net loss for the three months ended April 30, 2019 was related to bad debt expense. Depreciation expense makes up 66.7% of the net loss for the three months ended April 30, 2019 with the remainder consisting of the professional fees paid for auditing and legal expenses as well as consulting expense.

Liquidity and Capital Resources

Introduction

During the three months ended April 30, 2019 we utilized $0 in cash. Our cash on hand as April 30, 2019 was $0. We are waiting until we acquire additional customers before adding cash to be utilized directly by the company.

Cash Requirements

We had cash available of $0 as of April 30, 2019.  Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We used $11,082 in cash by operating activities for the three months ended April 30, 2019, as compared to $59,892 for the three months ended April 30, 2018.

Net cash used by operations consisted primarily of the net loss of $181,670 offset by non-cash expenses of $121,805 in depreciation and amortization of assets. Additionally, changes in assets and liabilities consisted of decreases of $4,500 in accounts receivable, prepaid expenses of $50 and $44,233 in accounts payable.

Investments

We utilized $0 in investing activities for the three months ended April 30, 2019 compared to using $2,326 for the three months ended April 30, 2018. We had no investing activities for the three month period ended April 30, 2019.

Financing

We had net cash provided in financing activities of $11,082 and 54,784 for the three months ended April 30, 2019 and 2018 respectively.  Our financing activities consisted of an increase of $11,082 and $54,784 of advances made by related parties for the three month period ended April 30, 2019 and 2018 respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended April 30, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The working capital for the three months ended April 30, 2019 is ($486,431.73).

Currently the company has a negative working capital as there have been a significant loss when $1,250,000 of accounts receivable was written for the year ended January 31, 2019. The large accumulated deficit raises substantial doubt about its ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

OBITX, INC.

Dated: June 18, 2019		/s/ Alex Mardikian
	By:	Alex Mardikian
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: June 18, 2019		/s/ Brandy Craig
	By:	Brandy Craig
	Its:	Chief Financial Officer (Principal Financial Officer)