Form 10-Q
period 2019-07-31
OBITX, Inc.
filed 2019-09-13
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

                 (Mark One)

[√]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of September 11, 2019, the Company had 10,460,000 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended July 31, 2019 are not necessarily indicative of the results that can be expected for the year ending January 31, 2020.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

	(unaudited)	(audited)
ASSETS
	July 31,	January 31,
	2019	2019
Current Assets
Cash and cash equivalents	$ -	$ -
Accounts receivable, net	-	4,500
Assets held for Sale	-	408,166
Prepaid expenses	50	149
Total current assets	50	412,815
Property, plant and equipment, net	2,203,004	2,445,322
Intangible assets, net	4,284	5,576
Total assets	$ 2,207,338	$ 2,863,713

LIABILITIES AND STOCKHOLDERS' EQUITY
	July 31,	January 31,
	2019	2019
Current liabilities
Accounts payable and accrued expenses	$ 140,880	$ 143,702
Due to Related Party	295,001	707,680
Total current liabilities	435,881	851,382
Accounts Payable , Noncurrent Portion	89,055	-
Due to Related Party, Noncurrent Portion	12,000	-
Total noncurrent liabilities	101,055
Total Liabilities	536,936	851,382
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares	-	10
	authorized; 0 shares issued and outstanding, as of July 31, 2019 and 100,000 shares issued and outstanding, as of
January 31, 2019.
Common stock, $0.0001 par value, voting; 200,000,000 shares	1,046	546
authorized; 10,460,000 shares issued and outstanding, as
of July 31, 2019 and 5,460,000 as of January 31, 2019.
Additional paid in capital	3,442,335	3,442,825
Accumulated deficit	(1,772,979)	(1,431,050)
Total stockholders' equity	1,670,402	2,012,331
Total liabilities and stockholders' equity	$ 2,207,338	$ 2,863,713

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2019	2018	2019	2018

Sales	$ -	$ -	$ -	$ 38,290
Computer Lease	-	3,510	-	8,036
Cost of Services	-	17,824	-	36,422
Depreciation Expense	121,159	120,817	242,318	242,316
Software Maintenance	-	22,247	-	52,872
Total Cost of Sales	121,159	164,398	242,318	339,646
Gross Loss	(121,159)	(164,398)	(242,318)	(301,356)
Selling, general, and administrative	3,818	3,741	4,560	8,895
Professional fees	(7,365)	21,285	5,257	21,908
Marketing & advertising	-	7,240	-	8,990
Payroll	-	9,809	-	21,783
Consultant fees	42,000	70,000	84,000	111,500
Bad Debt Expense	-	-	4,500	-
Amortization & Depreciation Expense	646	885	1,292	885
Total operating expenses	39,099	112,960	99,609	173,961
Net Loss from operations	(160,258)	(277,358)	(341,927)	(475,317)
Other income (expense)	(1)	-	(2)	-
Net income (loss)	$ (160,259)	$ (277,358)	$ (341,929)	$ (475,317)
Basic and diluted (Loss) per share:
Income(Loss) per share - basic and diluted	(0.0154)	(0.0499)	(0.0429)	(0.0855)
Weighted average shares outstanding - basic and diluted	10,405,652	5,560,000	7,973,812	5,560,000
See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 31, 2018	100,000	$ 10	5,460,000	$ 546	$ 3,442,625	$ 688,735	$ 4,132,116
Net loss	-	-	-	-	-	(2,119,785)	(2,119,785)
Balance – January 31, 2019	100,000	$ 10	5,460,000	$ 546	$ 3,442,825	$ (1,431,050)	$ 2,012,331
Stock converted from preferred to common	(100,000)	(10)	5,000,000	500	(490)	-	-
Net income(loss)	-	-	-	-	-	(341,929)	(341,929)
Balance – April 30, 2019	-	$ -	10,460,000	$ 1,046	$ 3,442,335	$ (1,772,979)	$ 1,670,402

The accompanying notes are an integral part of these unaudited financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)
	For the six months ended July 31,
	2019	2018
Cash flows from operating activities:
Net (Loss)	(341,929)	(475,317)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	243,610	243,202
Decrease (Increase) in:
Accounts receivable, net	4,500	219,986
Inventory	-	(108,198)
Prepaid expenses and other current assets	99	(116)
Accounts payable, accrued expenses and taxes payable	86,233	27,755
Net cash provided In operating activities	(7,487)	(92,688)
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of property, plant and equipment	-	(1,848)
Acquisition of intangible assets	-	(11,963)
Net cash received in investing activities	-	(13,811)
Cash Flows From Financing Activities:
Borrowing from related party	7,487	92,091
Net Cash Provided By Financing Activities	7,487	92,091
Net Change in Cash	-	(14,408)
Cash at Beginning of Year	-	16,349
Cash at End of Period	-	1,941
Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ 500	$ -
Reduction on debt for available for sale assets	$ 408,166	$ -
See accompanying notes to unaudited consolidated financial statements.

OBITX, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited financial statements of OBITX, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

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

The company currently operates, in addition to OBITX, Inc., two wholly owned subsidiaries, and has one company in which it has discontinued operations, which are consolidated:

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of HAUTE, CAMP, and altCUBE.

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

On February 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings upon adoption.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $0 as a capital asset for the six months ended July 31, 2019 and $0 for the six months ended July 31, 2018.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on July 31, 2019, and January 31, 2019.

For the six month period ended July 31, 2019 and July 31, 2018 there were $0 and $38,290 in sales. During the period ending April 30, 2019 it was decided to write off the remaining $4,500 accounts receivable as it was also greater than 1 year outstanding. During the last quarter for the year ended January 31, 2019 the accounts receivable of $1,250,000 for Render Payment was written off as bad debt to take a conservative approach on the balance sheet as the amount of time of non-payment was quite substantial and greater than 1 year. For the six-month period ending July 31, 2019 there are no accounts receivable being recognized on the balance sheet.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of July 31, 2019, or January 31, 2019.

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

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $1,254,500 as an uncollectable reserve for the six month period ending July 31, 2019 and the company had outstanding accounts receivable of $4,500 for the year ending January 31, 2019.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0 for the six month period ending July 31, 2019 and $8,990 for the six month period ending July 31, 2018.

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

Basic and Diluted Net Earnings (Loss) Per Share

The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earning per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the six month periods ending July 31, 2019 and July 31, 2018.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the period ended July 31, 2019, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of its controlling shareholder, MCIG, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Property, Plant and Equipment, and Intangible Assets

In a major transaction, the Company acquired the 420 Cloud software environment which includes, 420 Cloud mobile, 420 Cloud browser, 420 Cloud API, WhoDab, BangPunch, 420 single sign-on mobile wallet, 420 job search, Weedistry, Ehesive, 420 cue, 420 wise guy, and Palm weed.  While some of the software applications are currently in use, others are still under development.  The Company launched its 420 cloud software service on April 20, 2017. On June 3, 2019 OBITX sold all assets held for sale to MCIG for the price of $408,166. The payment was made by OBITX decreasing the amount owed to MCIG by $408,166.

The following is a detail of equipment

Property, Plant, and Equipment

	Six months ended	Year ended
	July, 31	January 31,
	2019	2019
Software	$3,129,411	$3,129,411
Intangibles	7,753	7,753
Machinery & Equipment	-	-
Total acquisition cost	3,137,164	3,137,164
Accumulated depreciation	929,876	686,266
Total property, plant, and equipment	$2,207,288	$2,450,898

Depreciation expense on property, plant and equipment was $243,610 for the six month period ended July 31, 2019 and $243,201 for the six month period ending July 31, 2018.

Note 5. Related Party Transactions

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% monthly interest rate and may be paid at any time with no definitive payoff date. As of July 31, 2019 the current outstanding on the line of credit is $77,400 principal and $4.69 interest.

On June 30, 2018 OBITX provided services to their subsidiary altCUBE in the amount of $25,167. This amount was made up of General Administrative expenses of $1,250, Website Design of $16,009, Marketing Expense $7,168, and Website Maintenance of $740. In January 2019 altCUBE was written off as discontinued operations.

On May 1, 2019 MCIG converted all 100,000 Series A Preferred shares at par value of $0.0001 to 5,000,000 common shares at par value of $0.0001.

MCIG entered into a Line of Credit Agreement with the Company on November 1, 2017 with a maximum limit of $500,000.  MCIG increased the limit to $1,000,000 on January 1, 2018.  The agreement expired on April 30, 2019.  The Line of Credit bore 0% interest with a right to convert at 15% discount to market rate. On June 3, 2019 MCIG purchased all cryptocurrency-based automated teller machines from OBITX for the price of $408,166. The payment was made by OBITX decreasing the amount owed to MCIG by $408,166. MCIG extended the Line of Credit Agreement until December 31, 2019.

Note 6. Commitments and Contingencies

The Company entered into a commitment for its corporate offices on January 4, 2019.  The commitment is for a period of twelve (12) months at the rate of $69 per month.  The Company may utilize additional space on an as needed basis at an hourly or daily rate.

Note 7. Stockholders’ Equity

Common Stock

As of July 31, 2019 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 10,546,000 common shares on July 31, 2019 and 5,460,000 common shares on January 31, 2019 at a par value of $0.0001 issued and outstanding.  On May 1, 2019 MCIG elected to convert its 100,000 shares of Series A Preferred Stock into 5,000,000 common shares of stock in accordance with the Series A Preferred terms and conditions.

Preferred Stock

As of July 31, 2019 and January 31, 2019, the company had 1,000,000 Series A Preferred shares authorized, with 0 Series A Preferred Shares on July 31, 2019 and 100,000 Series A Preferred shares on January 31, 2019 at a par value of $0.0001 issued and outstanding.

Note 8. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income Per share
For the six months Ended July 31,
	2019	2018
Net loss	(341,929)	(475,317)
Basic loss per share	(0.0429)	(0.0855)
Basic weighted average number of shares outstanding	7,973,812	5,560,000

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

A summary of warrant activity for three months ended July 31, 2019 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2019	3,000,000	$1.00

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at July 31, 2019	3,000,000	$1.00

Note 10.  Subsequent Events

There are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our S-1 and annual audit for the year ended January 31, 2019           .

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

We currently operate the following websites, which are not incorporated as part of this Form 10Q:

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

Implications of Being an Emerging Growth Company

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

● not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes¬Oxley Act of 2002, as amended (the “Sarbanes¬Oxley Act”);

● reduced disclosure obligations regarding executive compensation in this prospectus and in our future periodic reports, proxy statements and registration statements; and

● not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

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

EMPLOYEES AND CONSULTANTS

As of July 31, 2019, the Company has 2 employees who provide programming services, offshore, for the Company.  Our management team is currently employed under consulting agreements with the anticipation to convert to employment contracts upon the raising of the necessary capital, or an increase in revenue, to be able to make payroll. Current management is believed to have been compensated at below market levels since inception in (March 2017).

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

Results of Operations for the three months ended July 31, 2019 and 2018

Our operating results for the three months ended July 31, 2019 and 2018 are summarized as follows:

	For the six months ended
	July 31,
	2019	2018

Sales	$ -	$ -
Total Cost of Sales	121,159	164,398
Gross (loss)	(121,159)	(164,398)
Total operating expenses	39,099	112,960
Net (loss) from operations	(160,258)	(277,358)

Revenue

There was no revenue from operations for the three months ended July 31, 2019 and July 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2019 was $121,159 compared to $164,398 for the three months ended July 31, 2018. The decrease of $43,239 is primarily due to the decrease of $3,510 in computer lease, $17,824 in cost of services, and $22,247 in software maintenance offset with an increase in depreciation expense of $342.

Gross Loss

Our gross loss for the three months ended July 31, 2019 was $121,159 compared to a gross loss of $164,398 for the three months ended July 31, 2018. This decrease in the gross loss is primarily attributed to the decrease in cost of goods sold of $43,239.

Operating Expenses

Our operating expenses decreased by $73,861 to $39,099 for the three months ended July 31, 2019, from $112,960 for the three months ended July 31, 2019.

While we had no sales for the three months ended July 31, 2019 we are still incurring operating costs to keep the company in operations. Costs decreased over all areas when comparing the six months ended July 31, 2019 and 2018, except for the increase in selling, general, and administrative of $77. Decreases in operating expenses included professional fees of $28,650, marketing and advertising of $7,240, payroll of $9,809, consultant fees of $28,000, and depreciation of $239.

Our total operating expenses for the three months ended July 31, 2019 of $39,099 consisted of $3,818 of selling, general and administrative expenses, consulting expense of $42,000, and $646 of amortization and depreciation expenses offset by a credit of $7,365 to professional fees. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Our total operating expenses for the three months ended July 31, 2018 of $112,960 consisted of $3,741 of selling, general and administrative expenses, $21,285 of professional fees, consulting expense of $70,000, payroll of $9,809, marketing and advertising of $7,240, and $885 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss from operations of $160,258 for the three months ended July 31, 2019 decreased from $277,358 for the three month period ending July 31, 2018.  The decrease in net loss for the three months ended July 31, 2019 as compared to July 31, 2018 was attributed to the decrease in cost of sales of $43,239, and a decrease in operating expenses of $73,861.

Results of Operations for the six months ended July 31, 2019 and 2018

Our operating results for the six months ended July 31, 2019 and 2018 are summarized as follows:

	For the six months ended
	July 31,
	2019	2018

Sales	$ -	$ 38,290
Total Cost of Sales	242,318	339,646
Gross (loss)	(242,318)	(301,356)
Total operating expenses	99,609	173,961
Net (loss) from operations	(341,929)	(475,317)

Revenue

There was no revenue from operations for the six months ended July 31, 2019 as compared to $38,290 for the six months ended July 31, 2018.  This decrease is primarily a result in the decrease in advertising revenue generated. We are currently looking for ways to earn revenue with the products that we currently have created.

Cost of Goods Sold

Our cost of goods sold for the six months ended July 31, 2019 was $242,318 compared to $339,646 for the six months ended July 31, 2018. The decrease of $97,328 is primarily due to the decrease in labor cost and direct expenses associated with cryptocurrency advertisers. The only cost for the six months ended July 31, 2019 was related to depreciation expense attributable to cost of goods sold.

Gross Loss

Our gross loss for the six months ended July 31, 2019 was $242,318 compared to a gross loss of $301,356 for the six months ended July 31, 2018. This decrease in the gross loss is primarily attributed to the decrease in computer lease of $8,036, cost of services of $36,422 and $52,872 in software maintenance.

Operating Expenses

Our operating expenses decreased by $74,352 to $99,609 for the six months ended July 31, 2019, from $173,961 for the six months ended July 31, 2019.

While we had no sales for the six months ended July 31, 2019 we are still incurring operating costs to keep the company in operations. Costs decreased over all areas when comparing the six months ended July 31, 2019 and 2018, except for the increase in bad debt of $4,500 and depreciation of $407. Decreases in operating expenses included professional fees of $16,651, selling general and administrative of $4,335, marketing and advertising of $8,990, payroll of $21,783 and consultant fees of $27,500.

Our total operating expenses for the six months ended July 31, 2019 of $99,609 consisted of $4,560 of selling, general and administrative expenses, $5,257 of professional fees, consulting expense of $84,000, bad debt expense of $4,500, and $1,292 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Our total operating expenses for the six months ended July 31, 2018 of $173,961 consisted of $8,895 of selling, general and administrative expenses, $21,908 of professional fees, consulting expense of $111,500, payroll of $21,783, marketing and advertising of $8,990, and $885 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss from operations of $341,929 for the six months ended July 31, 2019 decreased from $475,317 for the six-month period ending July 31, 2018.  The accumulated deficit recognized during the year ended January 31, 2019 of $1,431,050 to a total accumulated deficit of $1,772,979. The decrease in net loss for the six months ended July 31, 2019 as compared to July 31, 2018 was attributed to the decrease of sales of $38,290, a decrease in cost of sales of $59,038, and a decrease in operating expenses of $74,353.

Liquidity and Capital Resources

Introduction

During the six months ended July 31, 2019 we utilized $0 in cash. Our cash on hand as July 31, 2019 was $0. Currently all operating costs are being accrued.

Cash Requirements

We had cash available of $0 as of July 31, 2019.  Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis. Currently all operating costs are being accrued as accounts payable.

Sources and Uses of Cash

Operations

We used $7,487 in cash by operating activities for the three months ended July 31, 2019, as compared to cash received in the amount of $92,688 for the six months ended July 31, 2018.

Net cash used by operations consisted primarily of the net loss of $341,929 offset by non-cash expenses of $243,610 in depreciation and amortization of assets. Additionally, changes in assets and liabilities consisted of decreases of $4,500 in accounts receivable, prepaid expenses of $99 and $86,233 in accounts payable.

Investments

We had a decrease in cash of $0 in investing activities for the six months ended July 31, 2019 compared to using $13,811 for the six months ended July, 2018. The increase in cash for investing was solely due to selling our assets held for Sale. This amount is offset by cash received from financing as the related party borrowing was decreased by $408,166 due to the assets held for sale.

Financing

We had a decrease in net cash provided for financing activities of $7,487 in the six months ended July 31, 2019 due to borrowings from related parties. For the six months ended July 31, 2018 the company borrowed $92,091 from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The working capital for the six months ended July 31, 2019 is ($435,831).

Currently the company has a negative working capital as there have been a significant loss when $1,250,000 of accounts receivable was written off for the year ended January 31, 2019. The large accumulated deficit raises substantial doubt about its ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the six months ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBITX, INC.

Dated: September 13, 2019		/s/ Alex Mardikian
	By:	Alex Mardikian
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 13, 2019		/s/ Brandy Craig
	By:	Brandy Craig
	Its:	Chief Financial Officer (Principal Financial Officer)