Form 10-Q
period 2019-10-31
OBITX, Inc.
filed 2020-03-24
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

Commission file number: 000-56142

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1091922 (I.R.S. Employer Identification No.)
4720 Salisbury Road Jacksonville, FL (Address of principal executive offices)	32256 (Zip Code)

(570) 778-6459

Registrant’s telephone number, including area code

________________________________ (Former name and address, if changed since last report)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

As of March 24, 2020, the Company had 10,460,000 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

OBITX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2019 are not necessarily indicative of the results that can be expected for the year ending January 31, 2020.

OBITX, Inc.

and SUBSIDIARIES

Consolidated Balance Sheets

	(unaudited)	(audited)
	October 31,	January 31,
ASSETS	2019	2019
Current Assets
Cash and cash equivalents	$—	$—
Accounts receivable, net	—	4,500
Assets held for Sale	—	408,166
Prepaid expenses	—	149
Total current assets	—	412,815
Property, plant and equipment, net	2,081,845	2,445,322
Intangible assets, net	3,638	5,576
Total assets	$2,085,483	$2,863,713

	October 31,	January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2019	2019
Current liabilities
Accounts payable and accrued expenses	$157,211	$143,702
Due to Related Party	218,263	707,680
Total current liabilities	375,474	851,382
Accounts Payable , Noncurrent Portion	114,724	—
Due to Related Party, Noncurrent Portion	89,400	—
Total noncurrent liabilities	204,124	—
Total Liabilities	579,598	851,382
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding, as of October 31, 2019 and 100,000 shares issued and outstanding, as of January 31, 2019.	—	10
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 10,460,000 shares issued and outstanding, as of October 31, 2019 and 5,460,000 as of January 31, 2019.	1,046	546
Additional paid in capital	3,442,335	3,442,825
Accumulated deficit	(1,937,496)	(1,431,050)
Total stockholders' equity	1,505,885	2,012,331
Total liabilities and stockholders' equity	$2,085,483	$2,863,713

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.

and SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	For the three months ended October 31,		For the nine months ended October 31,
	2019	2018	2019	2018
Sales	$—	$46,320	$—	$84,610
Computer Lease	—	3,382	—	11,418
Cost of Services	—	29,057	—	65,479
Depreciation Expense	121,159	121,159	363,477	363,475
Software Maintenance	—	26,920	—	79,792
Total Cost of Sales	121,159	180,518	363,477	520,164
Gross Loss	(121,159)	(134,198)	(363,477)	(435,554)
Selling, general, and administrative	711	11,156	5,272	20,051
Professional fees	—	2,925	5,256	24,033
Marketing & advertising	—	804	—	9,795
Payroll	—	8,978	—	30,761
Consultant fees	42,000	57,477	126,000	168,977
Bad Debt Expense	—	—	4,500	—
Amortization & Depreciation Expense	646	646	1,938	1,531
Total operating expenses	43,357	81,986	142,966	255,148
Net Loss from operations	(164,516)	(216,184)	(506,443)	(690,702)
Other income (expense)	(1)	(3)
Net income (loss) before Extraordinary items	$(164,517)	$(216,184)	$(506,446)	$(690,702)
Basic and diluted (Loss) per share:
Income(Loss) per share - basic and diluted	(0.0157)	(0.0389)	(0.0575)	(0.1242)
Weighted average shares outstanding - basic and diluted	10,460,000	5,560,000	8,811,648	5,560,000

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.

and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 31, 2018	100,000	$10	5,460,000	$546	$3,442,825	$688,735	$4,132,116
Net Loss	—	—	—	—	—	$(2,119,785)	$(2,119,785)
Balance - January 31, 2019	100,000	$10	5,460,000	$546	$3,442,825	$(1,431,050)	$2,012,331
Stock converted from preferred to common	(100,000)	$(10)	5,000,000	$500	$(490)	—	—
Net income (loss)	—	—	—	—	—	$(506,446)	$(506,446)
Balance - October 31, 2019	—	—	10,460,000	$1,046	$3,442,335	$(1,937,496)	$1,505,885

The accompanying notes are an integral part of these unaudited financial statements.

OBITX, Inc.

and SUBSIDIARIES

Statements of Cash Flows

For the nine months ended October 31,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net (Loss)	$(506,446)	$(690,702)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	365,412	365,006
Decrease (Increase) in:
Accounts receivable, net	4,500	215,456
Prepaid expenses and other current assets	149	(224)
Accounts payable, accrued expenses and taxes payable	128,233	54,324
Net cash used in operating activities	$(8,152)	$(56,140)
Cash flows from investing activities:
Increase (Decrease) in:
Assets held for Sale	—	(108,196)
Acquisition of property, plant and equipment	—	(5,822)
Acquisition of intangible assets	—	(8,301)
Net cash received in investing activities	$—	$(122,319)
Cash Flows From Financing Activities:
Borrowing from related party	8,152	162,148
Net Cash Provided By Financing Activities	$8,152	$162,148
Net Change in Cash	—	(16,311)
Cash at Beginning of Year	—	16,350
Cash at End of Period	$—	$39

Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	500
Reduction on debt for available for sale assets	408,166	—

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

The Company earns revenue through social media advertising, fees, and services. Under its plan, the Company developed its white label software solution for MCIG under the 420 Cloud brand in support of the cannabis industry. The company has expanded its services and solutions in software development and internet advertising and promotion into the social media industries of entertainment, business administration, blockchain technologies, and social media.1

Subsidiaries of the Company

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $0 as a capital asset for the periods ended October 31, 2019 and January 31, 2019

Concentration of Credit Risk and Significant Customers

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on October 31, 2019, and January 31, 2019.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of October 31, 2019, or January 31, 2019.

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

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $1,254,500 as an uncollectable reserve for the nine month period ending October 31, 2019 and the company had outstanding accounts receivable of $4,500 for the year ending January 31, 2019.

For the nine month period ended October 31, 2019 and October 31, 2018 there were $0 and $84,610 in sales. During the period ending April 30, 2019 it was decided to write off the remaining $4,500 accounts receivable as it was also greater than 1 year outstanding. During the last quarter for the year ended January 31, 2019 the accounts receivable of $1,250,000 for Render Payment was written off as bad debt to take a conservative approach on the balance sheet as the amount of time of non-payment was quite substantial and greater than 1 year. For the nine-month period ending October 31, 2019 there are no accounts receivable being recognized on the balance sheet.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0 for the nine month period ending October 31, 2019 and $9,795 for the nine month period ending October 31, 2018.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the nine month periods ending October 31, 2019 and October 31, 2018.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the period ended October 31, 2019, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of the shareholder, MCIG as well as a significant decrease in operating costs, which raise substantial doubt about its ability to continue as a going concern.

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

The following is a detail of equipment:

Property, Plant, and Equipment
	Nine months ended	Year ended
	October 31,	January 31,
	2019	2019
Software	$3,129,411	$3,129,411
Intangibles	7,753	7,753
Machinery & Equipment	—	—
Total acquisition cost	3,137,164	3,137,164
Accumulated depreciation	1,051,678	686,265
Total property, plant, and equipment	$2,085,483	$2,450,898

Depreciation expense on property, plant and equipment was $363,477 for the nine month period ended October 31, 2019 and $363,475 for the nine month period ending October 31, 2018.

Note 5. Related Party Transactions

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of October 31, 2019 the current outstanding on the line of credit is $77,400 principal and $4.85 interest.

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

MCIG entered into a Line of Credit Agreement with the Company on November 1, 2016 with a maximum limit of $500,000. MCIG increased the limit to $1,000,000 on January 1, 2018. The agreement expired on April 30, 2019. The Line of Credit bore 0% interest with a right to convert at 15% discount to market rate, The Company defaulted and has failed to payoff the Line of Credit. On June 3, 2019 MCIG purchased all cryptocurrency-based automated teller machines from OBITX for the price of $408,166. The payment was made by OBITX decreasing the amount owed to MCIG by $408,166. MCIG extended the Line of Credit Agreement until December 31, 2019. As of October 31,2019 OBITX owes MCIG $218,257.

Note 6. Commitments and Contingencies

The Company entered into a commitment for its corporate offices on January 4, 2019.  The commitment is for a period of twelve (12) months at the rate of $69 per month.  The Company may utilize additional space on an as needed basis at an hourly or daily rate.

Note 7. Stockholders’ Equity

Common Stock

 As of October 31, 2019 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 10,546,000 common shares on October 31, 2019 and 5,460,000 common shares on January 31, 2019 at a par value of $0.0001 issued and outstanding.  On May 1, 2019 MCIG elected to convert its 100,000 shares of Series A Preferred Stock into 5,000,000 common shares of stock in accordance with the Series A Preferred terms and conditions.

Preferred Stock

As of October 31, 2019 and January 31, 2019, the company had 1,000,000 Series A Preferred shares authorized, with 0 Series A Preferred Shares on October 31, 2019 and 100,000 Series A Preferred shares on January 31, 2019 at a par value of $0.0001 issued and outstanding.

Note 8. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income Per share
For the nine months Ended October 31,
	2019	2018
Net income	(506,446)	(690,702)
Basic income per share	(0.0575)	(0.1242)
Basic weighted average number of shares outstanding	8,811,648	5,560,000

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

A summary of warrant activity for nine months ended October 31, 2019 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2019	3,000,000	$1.00

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at October 31, 2019	3,000,000	$1.00

Note 10. Subsequent Events

There are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our S-1 and annual audit for the year ended January 31, 2019. .

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

We currently operate the following websites, which are not incorporated as part of this Form 10Q:

·        www.ObitX.com

·        www.ehesive.com

·        www.latestPR.com

·        www.Marketaro.com

·        www.BlogCertified.com

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

EMPLOYEES AND CONSULTANTS

As of October 31, 2019, the Company has 2 employees who provide programming services, offshore, for the Company.  Our management team is currently employed under consulting agreements with the anticipation to convert to employment contracts upon the raising of the necessary capital, or an increase in revenue, to be able to make payroll. Current management is believed to have been compensated at below market levels since inception in (March 2017).

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

Results of Operations for the three months ended October 31, 2019 and 2018

Our operating results for the three months ended October 31, 2019 and 2018 are summarized as follows:

	For the three months ended October 31,
	2019	2018
Sales	$—	$46,320
Total Cost of Sales	121,159	180,518
Gross (loss)	(121,159)	(134,198)
Total operating expenses	43,357	81,986
Net (loss) from operations	(164,516)	(216,184)

Revenue

For the three months ended October 31, 2019 and October 31, 2018 there was revenue of $0 and $46,320, respectively.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2019 was $121,159 compared to $180,518 for the three months ended October 31, 2018. The decrease of $59,359 is primarily due to the decrease of $3,382 in computer lease, $29,057 in cost of services, and $26,920 in software maintenance.

Gross Loss

Our gross loss for the three months ended October 31, 2019 was $121,159 compared to a gross loss of $134,198 for the three months ended October 31, 2018. This decrease in the gross loss is primarily attributed to the decrease in cost of goods sold of $59,359 offset by a decrease in sales of $46,320.

Operating Expenses

Our operating expenses decreased by $38,630 from $81,986 for the three months ended October 31, 2018 to $43,357 for the three months ended October 31, 2019.

While we had no sales for the three months ended October 31, 2019 we are still incurring operating costs to keep the company in operations. Costs decreased over all areas when comparing the nine months ended October 31, 2019 and 2018, except for the increase in selling, general, and administrative of $77. Decreases in operating expenses included professional fees of $28,650, marketing and advertising of $7,240, payroll of $9,809, consultant fees of $28,000, and depreciation of $239.

Our total operating expenses for the three months ended October 31, 2019 of $43,357 consisted of $711 of selling, general and administrative expenses, consulting expense of $42,000, and $646 of amortization and depreciation expenses. Our general and administrative expenses consist of computer and internet expenses.

Our total operating expenses for the three months ended October 31, 2018 of $81,986 consisted of $11,156 of selling, general and administrative expenses, $2,925 of professional fees, consulting expense of $57,477, payroll of $8,978, marketing and advertising of $804, and $646 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss from operations of $164,517 for the three months ended October 31, 2019 decreased from $216,184 for the three month period ending October 31, 2018. The decrease in net loss for the three months ended October 31, 2019 as compared to October 31, 2018 was attributed to the decrease in cost of sales of $13,039, and a decrease in operating expenses of $38,630.

Results of Operations for the nine months ended October 31, 2019 and 2018

Our operating results for the nine months ended October 31, 2019 and 2018 are summarized as follows:

	For the nine months ended October 31,
	2019	2018
Sales	$—	$84,610
Total Cost of Sales	363,477	520,164
Gross (loss)	(363,477)	(435,554)
Total operating expenses	142,966	255,148
Net (loss) from operations	(506,443)	(690,702)

Revenue

There was no revenue from operations for the nine months ended October 31, 2019 as compared to $84,610 for the nine months ended October 31, 2018.  This decrease is primarily a result in the decrease in advertising revenue generated. We are currently looking for ways to earn revenue with the products that we currently have created.

Cost of Goods Sold

Our cost of goods sold for the nine months ended October 31, 2019 was $363,477 compared to $520,164 for the nine months ended October 31, 2018. The decrease of $156,687 is primarily due to the decrease in labor cost and direct expenses associated with cryptocurrency advertisers. The only cost for the nine months ended October 31, 2019 was related to depreciation expense attributable to cost of goods sold.

Gross Loss

Our gross loss for the nine months ended October 31, 2019 was $363,477 compared to a gross loss of $435,554 for the nine months ended October 31, 2018. This decrease in the gross loss is primarily attributed to the decrease in computer lease of $11,418, cost of services of $65,479 and $79,792 in software maintenance.

Operating Expenses

Our operating expenses decreased by $112,183 from $255,148 for the nine months ended October 31, 2018 to $142,966 for the nine months ended October 31, 2019.

While we had no sales for the nine months ended October 31, 2019 we are still incurring operating costs to keep the company in operations. Costs decreased over all areas when comparing the nine months ended October 31, 2019 and 2018, except for the increase in bad debt of $4,500 and depreciation of $407. The decreases in operating expenses included professional fees of $18,777, selling general and administrative of $14,779, marketing and advertising of $9,795, payroll of $30,761, and consultant fees of $42,977.

Our total operating expenses for the nine months ended October 31, 2019 of $142,966 consisted of $5,272 of selling, general and administrative expenses, $5,256 of professional fees, consulting expense of $126,000, bad debt expense of $4,500, and $1,938 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Our total operating expenses for the nine months ended October 31, 2018 of $255,148 consisted of $20,051 of selling, general and administrative expenses, $24,033 of professional fees, consulting expense of $168,977, payroll of $30,761, marketing and advertising of $9,795, and $1,531 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss from operations of $142,966 for the nine months ended October 31, 2019 decreased from $255,148 for the nine-month period ending October 31, 2018. The accumulated deficit recognized during the year ended January 31, 2019 of $1,431,050 to a total accumulated deficit of $1,937,496. The decrease in net loss for the nine months ended October 31, 2019 as compared to October 31, 2018 was attributed to the decrease of sales of $84,610, a decrease in cost of sales of $156,687, and a decrease in operating expenses of $184,260.

Liquidity and Capital Resources

Introduction

During the nine months ended October 31, 2019 we utilized $0 in cash. Our cash on hand as October 31, 2019 was $0. Currently all operating costs are being accrued.

Cash Requirements

We had cash available of $0 as of October 31, 2019.  Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis. Currently all operating costs are being accrued as accounts payable.

Sources and Uses of Cash

Operation

We used $8,152 in cash by operating activities for the nine months ended October 31, 2019, as compared to cash used in the amount of $56,140 for the nine months ended October 31, 2018.

Net cash used by operations consisted primarily of the net loss of $506,446 offset by non-cash expenses of $365,412 in depreciation and amortization of assets. Additionally, changes in assets and liabilities consisted of decreases of $4,500 in accounts receivable, prepaid expenses of $149 and $128,233 in accounts payable.

Investments

There was no increase in cash in investing activities for the nine months ended October 31, 2019 compared to using $122,319 for the nine months ended October, 2018.

Financing

We had an increase in net cash borrowing for financing activities of $8,152 in the nine months ended October 31, 2019 due to the payment of invoices by MCIG which was offset by the amount due to MCIG. For the nine months ended October 31, 2018 the company borrowed $162,148 from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The working capital for the nine months ended October 31, 2019 is ($375,474).

Currently the company has a negative working capital as there has been a significant loss when $1,250,000 of accounts receivable was written off for the year ended January 31, 2019. The large accumulated deficit raises substantial doubt about its ability to continue as a going concern.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the nine months ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBITX, Inc.

Dated: March 24, 2020		/s/ Alex Mardikian
	By:	Alex Mardikian
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2020		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)

