Form 10-Q/A
period 2019-04-30
OBITX, Inc.
filed 2020-04-27
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

Commission file number: 333-222978

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-1091922 (I.R.S. Employer Identification No.)
4720 Salisbury Road Jacksonville, FL (Address of principal executive offices)	32256 (Zip Code)

Registrant’s telephone number, including area code	(570) 778-6459

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

1

EXPLANATORY NOTE – AMENDMENT

OBITX, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended April 30, 2019 (the “Form 10-Q”), filed with the Securities and Exchange Commission on  June 18, 2019 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OBITX, Inc.

Dated: April 24, 2020		/s/ Mike Hawkins
	By:	Mike Hawkins
	Its:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

3