Form 10-K
period 2020-01-31
OBITX, Inc.
filed 2020-06-05
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 31, 2020

Commission file number: 000-56142

OBITX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	81-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17, Fleming Island, FL	32003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(321) 802-2474
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding  10,706,317

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2020).

NONE

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	5
Item 1.A.	Risk Factors	7
Item 1.B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 9A.	Controls and Procedures	44
Item 9B.	Other Information	46
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	47
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	52
PART IV
Item 15.	Exhibits, Financial Statement Schedules	53
Signatures
Exhibit
3

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in the our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business" Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors". In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in "Risk Factors", there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under "Risk Factors" herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “OBITX, Inc.”, “OBITX”, “we”, “our”, the “Company” and similar terms refer to OBITX, Inc., a Delaware corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2020” refers to the year ended January 31, 2020, and “2019” refers to the year ended January 31, 2019.

PART I

Item 1.  Business

HISTORY AND BACKGROUND

We were incorporated in the State of Delaware on March 30, 2017, originally under the name GigeTech, Inc. On October 31, 2017, the Company changed its name to OBITX, Inc., and updated its Articles of Incorporation through unanimous consent of its shareholder, MCIG. The Company is headquartered in Fleming Island, Florida.

The Company's original business was to provide computer related services. The Company's developed and acquired Internet publishing and broadcasting and web search portals. We published and generate textual, audio, and/or video content on the Internet, and operate websites that use a search engine to generate and maintain extensive databases of internet addresses and content. The Company discontinued this line of operations on April 17, 2020.

The Company is engaged in the business of digital cryptocurrency and blockchain development and consulting.

The Company has incurred significant losses since inception and as of January 31, 2020 has a working capital deficit. The Company's consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company's ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

GENERAL OVERVIEW

OBITX is engaged in the business of consulting and developing blockchain technologies. We believe that our services and future products will provide our consumers with an approach to blockchain implementation uniquely designed for them. We provide consulting services in various approaches to cryptocurrencies and blockchain technologies.

Our current website can be found at www.obitx.com, which is not incorporated as part of this Form 10K. In addition, we have acquired the domain www.everythingblockchain.io which is not incorporated as part of this Form 10K, nor currently operational.

Corporate Information

Our principal executive office is located at 3027 US Highway 17, Fleming Island, Florida 32003 and our telephone number is (321) 802-2474. Our fiscal year end is January 31 of each calendar year.

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

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent as of the date of the filing of this Registration Statement. Over 2,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and HEX.

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2020, there are over 2,000 digital currencies in existence.

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

DESCRIPTION OF SUBSIDIARIES

There were three subsidiaries that were incorporated into the financials of OBITX for fiscal year 2020. All three subsidiaries were closed and the operations discontinued. These three subsidiaries include altCUBE, Inc., which was incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc. was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface. The second was Campaign Pigeon, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Campaign Pigeon, LLC was created to provide services in the arena of online marketing and generating advertising. The third subsidiary was Haute Jobs, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Haute Jobs, LLC was created to provide services in the arena of job marketing and matching services, to perform an as an employment center.

EMPLOYEES AND CONSULTANTS

As of January 31, 2020, the Company has 1 employee, the Company’s CEO/CFO.  There are currently 3 consultants who fulfill a majority of the sales and marketing aspects of the business operations. Current management receives no base salary and is paid 10% of the gross sales earned by the Company.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors as well as other information contained herein, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

General Risks

We have a history of operating losses, and we may not be able to achieve or sustain profitability; we have recently shifted our focus to our blockchain and cryptocurrency business, and we may not be successful in this business.

We are not profitable and have incurred losses since our inception.  We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business.  We were previously engaged in internet marketing and social media advertising.  In late 2017, we determined to instead pursue a blockchain and cryptocurrency related business. Currently, our primary operations are focused on our cryptocurrency business incubation and general corporate services.  This strategy, like our prior ones, may not be successful, and we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We have experienced recurring losses and negative cash flows from operations. As of January 31, 2020, we had approximate balances of cash and cash equivalents of $0, working capital of $0, total stockholders' equity of ($607,507), and an accumulated deficit of $4,109,445. To date, we have, in large part, relied on equity financings to fund our operations.

Our current strategy will continue to expose us to the numerous risks and volatility associated within this sector.

We expect to continue to incur losses from operations for the near-term and these losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as public company, legal, and administrative related expenses. We are closely monitoring our cash balances, cash needs, and expense levels.

We may be unable to raise additional capital needed to grow our business.

We will likely continue to operate at a loss, at least until our business becomes established, and if cryptocurrency prices decline, we expect to need to raise additional capital to expand our operations and pursue our growth strategies, including potential acquisitions of complementary businesses, and to respond to competitive pressures or unanticipated working capital requirements.  We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.  If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline.  Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We have an evolving business model which is subject to various uncertainties.

As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve.  In order to stay current with the industry, our business model may need to evolve as well.  From time to time, we may modify aspects of our business model relating to our strategy.  We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.  We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.  Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities.  Such circumstances could have a material adverse effect on our business, prospects or operations.

We may acquire other businesses, form joint ventures, or acquire other companies or businesses that could negatively affect our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

We are actively considering strategic opportunities with the support of our external advisors and consultants of various types; however, we cannot offer any assurance that acquisitions of businesses, assets, and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business and could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance, or joint venture if such investments do not materialize.

To finance any acquisitions or joint ventures, we may choose to issue shares of common stock, preferred stock or a combination of debt and equity as consideration, which could significantly dilute the ownership of our existing stockholders or provide rights to such preferred stockholders in priority over our common stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our common stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using stock as consideration.

We may not be able to compete with other companies, some of whom have greater resources and experience.

We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar services at this time. The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors, particularly Facebook, Inc. and the many Canadian companies that have access to more competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our securities, which would harm investors in our Company.

Our loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

Our success and future growth will depend to a significant degree on the skills and services of our management, including our Chief Executive Officer and Chief Financial Officer.  We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to continue to develop our business.  If our management, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.  Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

The loss of key members of management could inhibit our growth prospects.  Our former Chief Executive Officer was terminated earlier this year, and our Chief Financial Officer resigned. Our future success also depends in large part on our ability to attract, retain, and motivate key management and operating personnel.  As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the cryptocurrency industry.  The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.

We incur significant costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; if we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and our reputation.

As a public reporting company, we are required to, among other things, maintain a system of effective internal control over financial reporting.  Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently.  Substantial work will continue to be required to further implement, document, assess, test and remediate our system of internal controls.

If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC, our common stock listing on the OTC markets could be suspended or terminated, and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the SEC and other regulatory authorities and to stockholder lawsuits, which could impose significant additional costs on us and divert management attention.

We identified material weaknesses in our internal control over financial reporting in the prior year and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). Section 404 requires that we document and test our internal control over financial reporting and issue management's assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To remediate any material weaknesses, our management has been implementing, and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We believe that these actions will remediate the material weakness.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Because cryptocurrencies may be determined to be investment securities, we may inadvertently violate the Investment Company Act and incur large losses as a result and potentially be required to register as an investment company or terminate operations and we may incur third party liabilities.

We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act a company may be deemed an investment company under section 3(a)(1)(C) thereof if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

As a result of our investments, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrencies we own or have acquired may be deemed an investment security by the SEC, although we do not believe any of the cryptocurrencies we own or have acquired are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of January 31, 2020, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As the Rule 3a-2 exception is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

Our insurance may by inadequate to cover existing and future claims against the Company and our ability to pay for such claims may be limited, which may adversely affect our business.

If our existing insurance policies expire or are otherwise inadequate to cover liabilities and claims for indemnification, we may be required to pay for liabilities directly, which could negatively affect our liquidity.  To the extent we are required to pay for liabilities directly, our available cash reserves will be affected, which may affect our ability to respond to market conditions and to pay for other emergent expenses, which could negatively affect the results of our operations and our business.

We face risks related to the novel Coronavirus (COVID-19) outbreak, which could significantly disrupt our operations and financial results.

Our business will be adversely impacted by the effects of the novel Coronavirus (COVID-19).  In addition to global macroeconomic effects, the novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to the activities of our international suppliers.

The novel Coronavirus (COVID-19) or other disease outbreak will in the short-term, and may over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for bitcoin and impact our operating results.  Although the magnitude of the impact of the novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs.

The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our employees, investors and our sources of supply.

On March 11, 2020, the World Health Organization announced that infections of the novel Coronavirus (COVID-19) had become pandemic, and on March 13, the U.S. President announced a National Emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the novel Coronavirus (COVID-19) pandemic makes it extremely difficult to predict how the company’s business and operations will be affected in the longer run. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. We have not been classified as an essential business in the jurisdictions that have decided that issue to date, and we may not be allowed to access our offices. We may also be forced to close for other reasons such as the health of our associates or because of disruptions in the continued operation of our supply chain and sources of supply.

Any of the foregoing factors, or other cascading effects of the novel Coronavirus (COVID-19) pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our sales and damage the company’s results of operations and its liquidity position, possibly to a significant degree. The duration of any such impacts cannot be predicted.

Cryptocurrency-Related Risks

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

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.  Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably.  The factors include, but are not limited to:

●     continued worldwide growth in the adoption and use of cryptocurrencies as a medium to exchange;

●     governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and   operation of the network or similar cryptocurrency systems ;

●     changes in consumer demographics and public tastes and preferences;

●     the maintenance and development of the open-source software protocol of the network;

●     the increased consolidation of contributors to the bitcoin blockchain through mining pools;

●     the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications ;

●     general economic conditions and the regulatory environment relating to cryptocurrencies; and

●     negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any bitcoin or other cryptocurrencies acquire or hold for our own account, which would harm investors in our securities.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in bitcoin and/or other cryptocurrency-related activities.  This could occur as a result of compliance risk, cost, government regulation or public pressure.  The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies.  Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities.  Generally, cryptocurrencies are dependent upon the Internet.  A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies.

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptocurrencies, which could increase the price of bitcoin and other cryptocurrencies rapidly.  This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment.  Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces.  How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock.  Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or any other cryptocurrencies we acquire or hold for our own account.

Transactional fees may decrease demand for bitcoin and prevent expansion.

As the number of bitcoins currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network may transition from a set reward to transaction fees.

In order to incentivize miners to continue to contribute to the bitcoin network, the bitcoin network may either formally or informally transition from a set reward to transaction fees earned upon solving a block.  This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee.  If transaction fees paid for bitcoin transactions become too high, the marketplace may be reluctant to accept bitcoin as a means of payment and existing users may be motivated to switch from bitcoin to another cryptocurrency or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities. Decreased use and demand for bitcoin may adversely affect its value and result in a reduction in the price of bitcoin and the value of our common stock.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles.  Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority.  To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia, which have taken harsh regulatory action in recent months, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency.  In many nations, particularly in China and Russia, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account, and harm investors.

There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based assets.

Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets.  Stock exchanges have listing requirements and vet issuers; requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties.  These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies.  The laxer a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event.  These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system, which may adversely affect us.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account, and harm investors.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that acquire and strategically use cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to us.  Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity.  The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our ability to successfully pursue our new strategy or operate at all, or to establish or maintain a public market for our securities.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account, and harm investors.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto.  This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments.  Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account, and harm investors.

Our cryptocurrencies may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets.  Access to our cryptocurrency assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet.  A hot wallet refers to any cryptocurrency wallet that is connected to the Internet.  Generally, hot wallets are easier to set up and access then wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities.  Cold storage refers to any cryptocurrency wallet that is not connected to the Internet.  Cold storage is generally more secure than hot storage, but it is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our cryptocurrency assets.  We hold all of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but the risk of loss of our cryptocurrency assets cannot be wholly eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means.  We may be in control and possession of one of the more substantial holdings of cryptocurrency.  As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats.  Any of these events may adversely affect our operations and, consequently, our investments and profitability.  The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain.  We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets.  To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency rewards and such private keys may not be capable of being restored by any network.  Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account.

Risks due to hacking or adverse software event.

In order to minimize risk, Riot has established processes to manage wallets that are associated with our cryptocurrency holdings.  There can be no assurances that any processes we have adopted or will adopt in the future are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our cryptocurrency due to an adverse software or cybersecurity event.  Riot utilizes several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys.

At present, the Company is evaluating several third-party custodial wallet alternatives, but there can be no assurance Riot will utilize such services, as other new options may develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those the Company presently employs. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.  If our security procedures and protocols are ineffectual and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise.  This would have a negative impact on our business and operations.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable.  As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets.

Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction.  In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network, however, we do not now, nor is it feasible that we could in the future, possess sufficient processing power to effectuate this reversal.  Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft.  It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.  Further, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency.  We are, therefore, presently reliant on existing private investigative entities, such as Chainanalysis and Kroll to investigate any potential loss of our cryptocurrency assets. These third-party service providers rely on data analysis and compliance of ISPs with traditional court orders to reveal information such as the IP addresses of any attackers who may have target us. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business.  Many cryptocurrency networks face significant scaling challenges.  For example, cryptocurrencies are limited with respect to how many transactions can occur per second.  Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block.  However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver.  The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply.  To the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold.  Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we  acquire or hold for our own account.

Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expects to acquire for our own account and harm investors.

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

●         our ability to establish and maintain publisher interest in integrating their content with Facebook and our other servicest;

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

In addition, we are currently exploring various options with respect to developing and implementing services in cryptocurrencies and may actively consider from time to time other significant technological, strategic and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Our success will depend on our ability to raise such additional financing on reasonable terms and on a timely basis.

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

Any claims of infringement, misappropriation or related allegations, whether or not meritorious, would be time-consuming, divert technical and management personnel and be costly to resolve. We do not presently have funds to defend any such claims without materially impacting funds for the development of our products and services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, certain of our potential suppliers may not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses and result in a loss of business.

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

The technology and media focused advertising industry within which we will compete is highly competitive. New developments in technology may negatively affect the development or licensing of proprietary software or make our proprietary software uncompetitive or obsolete. Some of our competitors may be much larger companies with longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

Risk Factors Related To Our Financial Statements, Management, Common Stock, And This Offering

All our officers and directors are working under consulting agreements and have/may have external business opportunities and employment that may be in conflict with us.

Currently, all of our officers and directors are working under consulting agreements and may dedicate time and resources to other functions and personal expenditures, some of which may conflict with our objectives as a company.  Any and all conflicts of interest entered into by our officers are brought to the company’s board of director’s attention, with a resolution to the conflict addressed as such, at the time of reveal.

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

Our independent registered public accounting firms, in their audit reports related to our financial statements for the period ended January 31, 2020, expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firms have included an explanatory paragraph in the reports on our financial statements included in this prospectus expressing doubt as to our ability to continue as a going concern. The financial statements included in this prospectus have been prepared assuming that we will continue as a going concern. However, we cannot assure you that we will be able to do so. Our lack of cash flow raises substantial doubt about our ability to continue as a going concern, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to achieve or sustain profitability or to secure additional financing on acceptable terms, our inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms, or at all.

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

We are required to include in our quarterly and annual reports the conclusion of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report. In addition, in connection with our annual report, we are required to provide management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Management has concluded that our internal control over financial reporting was not effective because of material weaknesses that included:

●       lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●        inadequate segregation of duties consistent with control objectives;

●        insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

•      ineffective controls over period end financial disclosure and reporting processes.

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

We depend on the continued service and performance of our key personnel. Some of these individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. We do not maintain key man insurance on any of our officers or key employees. In addition, much of our key technology and systems are custom-made by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key technical personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.  We intend to enter into long term contracts with our key personnel but there is no guarantee we will be successful.

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

Epic Industry Corp. and Overwatch Partners, Inc. own, collectively, 100% of the issued and outstanding Series A Preferred shares of the Company, as of the date of this report. As a result, these two companies, both which are primarily managed by Michael Hawkins, will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.  As the Series A Preferred Stock votes on a 1,000:1 basis of common stock, Michael Hawkins essentially has 84.0% voting control of the Company.

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

The price of our common stock may be volatile, and the value of our common stock could decline.

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

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained, and our sales may be affected which may have a material adverse effect on our performance, financial condition and results of operations.

Services exchanges, returns, warranty claims, defect and recalls may adversely affect our business.

All our services are subject to customer claims, which may subject us to requests for refunds and chargebacks. If we are unable to maintain a certain degree of quality control of our services, we will incur costs of replacing and or refunding our services to our customers.

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

Risk Factors Associated With Our Common Stock

The market price of our common stock may be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

We intend to file for initial placement on the OTC Markets for our stock.  There is no guarantee that FINRA shall approve the listing of our stock.  The commencement of trading of our common stock on the OTC Markets, the market price of our common stock may be volatile and fluctuates widely in price in response to various factors, which are beyond our control.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act of 1933 and as required under applicable state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under any other exemption from the Securities Act of 1933, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Markets under the symbol OBTX since March 4, 2020. There is no information to report for the trading of our stock for the years ended January 31, 2020 and 2019, respectively. Since trading began the price of the stock has ranged from $0.05 per share to $14.00 per share on limited trading volume.

(b) Holders

As of January 31, 2019, and 2020, there were approximately 69 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended January 31, 2020 and 2019, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Overview

We were incorporated in the State of Delaware on March 30, 2017, originally under the name GigeTech, Inc. On October 31, 2017, the Company changed its name to OBITX, Inc., and updated its Articles of Incorporation through unanimous consent of its shareholder, MCIG.  The Company is headquartered in Fleming Island, Florida.

The Company’s original business was to provide computer related services.  The Company’s developed and acquired Internet publishing and broadcasting and web search portals.  We published and generate textual, audio, and/or video content on the Internet, and operate websites that use a search engine to generate and maintain extensive databases of internet addresses and content.  The Company discontinued this line of operations on April 17, 2020.

The Company is engaged in the business of digital cryptocurrency and blockchain development and consulting.

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

We recognize revenue when all guidelines establish through the  five-step process to govern contract revenue reporting are met. This 5 step process consists of:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when or as you satisfy a performance obligation (rather than on final delivery, as in the past)

Our operating results for the years ended January 31, 2020 and 2019 are summarized as follows:

	For the year ended January 31,
	2020	2019
Revenue	$-	$105,580
Cost of Sales	-	160,445
Gross Profit (Loss)	-	(54,865)
Expenses	168,028	337,177
Net Income (Loss) from operations	$(168,028)	$(392,042)

Revenue

Our revenue from operations for the period ended January 31, 2020 and 2019, was $0 and $105,580, respectively. The revenue was generated through 3 primary customers in 2019 who no longer utilized our services in 2020.

Cost of Goods Sold

Our cost of goods for the year ended January 31, 2019 consisted of $11,488 in computer leases, $65,095 in cost of services, and $83,862 in software maintenance.

Gross Loss

Our gross loss decreased by $54,865 for the year ended January 31, 2020 as compared to the gross loss for the year ended January 31, 2019.  Our gross loss for the year ended January 31, 2020 was $0 as compared to a gross loss of $54,865 for the year ended January 31, 2019. The Company recognized zero sales for the year ended January 31, 2020 and as such recognized no cost of goods.

Operating Expenses

Our operating expenses for the period ended January 31, 2020, was $168,028 compared to $337,177 for the year ended January 31, 2019.  Our total operating expenses for the period ended January 31, 2020, of $168,028 consisted of $5,271 of selling, general and administrative expenses, professional fees of $5,257, and consulting expense of $157,500. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, travel, computer and internet expenses, postage and delivery, office supplies and other expenses.

Our total operating expenses for the period ended January 31, 2019, of $337,177 consisted of $56,256 of selling, general and administrative expenses, $36,900 of payroll, 9,795 of advertising fees, professional fees of $24,249, bad debt of $4,500, and consulting expense of $205,477.

Net Loss

There was a net loss of $191,718 in 2020 compared with a net loss of $392,042 in 2019. Our sales decreased by $105,580 for the year ending January 31, 2020 compared to the year ended January 31, 2019.  This was offset by a decrease in our cost of sales by $160,445 in 2020 along with a decrease of $164,149 in operating expenses.

Liquidity and Capital Resources

Introduction

During the period ended January 31, 2020, our cash flow was $0.  Our cash on hand as of January 31, 2020 was $0.  We utilized $16,350 in cash flow for the year ended January 31, 2019.

Cash Requirements

We had cash available of $0 as of January 31, 2020.  We currently use approximately $2,500 per month in the operations of our business.  The company has relied upon MCIG to fund the company along with the raising of capital.  The company will require $30,000 to maintain operations for the next 12-month period at its current rate of spending.

Sources and Uses of Cash

Operations

We used $16,558 in cash by operating activities for the period ended January 31, 2020 as compared to $188,151 for the year ended January 31, 2019. Net cash used by operations consisted primarily of the net loss of ($188,192) offset by changes in assets and liabilities that consisted of a decrease of $149 in prepaid expenses, and an increase in accounts payable of  $156,207.

Net cash used by operations for the year ended January 31, 2019 consisted primarily of the net loss of ($428,300) offset by changes in assets and liabilities that consisted of a decrease of $149 in prepaid expenses and other assets of $108,196, and an increase in accounts payable of  $81,702, accrued interest of $3,527, accounts receivable of 215,486, and bad debt of $4,500.

Financing

We had net cash provided in financing activities of $16,558 for the period ended January 31, 2020 and $171,801 for the year ended January 31, 2019.  Our financing activities consisted solely of borrowing from related parties.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OBITX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OBITX, Inc. (the Company) as of January 31, 2020 and 2019, and the related consolidated statement of operations, shareholder’ equity (deficit), and cash flow for the years ended January 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended January 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX

June 2, 2020

OBITX, Inc. And SUBSIDIARIES Consolidated Balance Sheets ASSETS
	January 31,
	2020	2019
Current Assets
Assets held for Sale	$ -	$ 408,166
Prepaid expenses	-	149
Total current assets	-	408,315
Total assets	$ -	$ 408,315

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$ 48,940	$ 7,926
Accounts payable related party	254,495	139,302
Due to Related Party	304,072	695,680
Total current liabilities	607,507	842,908
Total Liabilities	607,507	842,908
Stockholders' equity (deficit)
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	-	10
	Zero and 100,000 shares issued and outstanding, as
of January 31, 2020 and January 31, 2019, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized;	1,046	546
10,460,000 and 5,460,000 shares issued and outstanding, as
of January 31, 2020 and January 31, 2019, respectively.
Additional paid in capital	3,500,892	3,486,104
Accumulated deficit	(4,109,445)	(3,921,253)
Total stockholders' equity (deficit)	(607,507)	(434,593)
Total liabilities and stockholders' equity (deficit)	$ -	$ 408,315

See accompanying notes to audited consolidated financial statements. F-2

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended
	January 31,
	2020	2019

Revenue from services	$ -	$ 105,580
Computer lease	-	11,488
Cost of services	-	65,095
Software maintenance	-	83,862
Total cost of sales	-	160,445
Gross Loss	-	(54,865)
Selling, general, and administrative	5,271	56,256
Professional fees	5,257	24,249
Marketing & advertising	-	9,795
Payroll	-	36,900
Consultant fees	157,500	205,477
Bad debt expense	-	4,500
Total operating expenses	168,028	337,177
Net loss from operations	(168,028)	(392,042)
Other income (expense)	(23,690)	(46,804)
Net (loss) before discontinued operations	$ (191,718)	$ (438,846)
Income from discontinued operations	3,526	10,546
Net (loss) attributable to controlling interest	$ (188,192)	$ (428,300)
Basic and diluted (loss) per share:
Income(Loss) per share from continuing operations	(0.0204)	(0.0784)
Income(Loss) per share	0.0004	0.0019
Weighted average shares outstanding - basic and diluted	9,227,123	5,460,000
See accompanying notes to audited consolidated financial statements. F-3

OBITX, INC
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Additional	Accumulated	Stockholder’s
	Preferred Stock		Common Stock		Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Inception, March 30, 2017	-	$ -	-	$ -	$ -	$ -	$ -
Founders Stock	-	-	960,000	96	-	-	96
Stock issued for cash	-	-	4,000,000	400	399,600	-	400,000
Stock issued for acquisition	100,000	10	500,000	50	3,043,225	-	3,043,285
Net loss	-	-	-	-	-	(3,492,953)	(3,492,953)
Balance – January 31, 2018	100,000	10	5,460,000	$ 546	$ 3,442,825	$(3,492,953)	$ (49,572)
Imputed interest	-	-	-	-	43,279	-	43,279
Net loss	-	-	-	-	-	(428,300)	(428,300)
Balance – January 31, 2019	100,000	10	5,460,000	$ 546	$ 3,486,104	(3,921,253)	$ (434,593)
Conversion of preferred to common	(100,000)	(10)	5,000,000	500	(490)	-	-
Imputed interest	-	-	-	-	15,278	-	15,278
Net loss	-	-	-	-	-	(188,192)	(188,192)
Balance – January 31, 2020	-	$ -	10,460,000	$ 1,046	$ 3,500,892	$(4,109,445)	$ (607,507)

The accompanying notes are an integral part of these audited financial statements. F-4

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the years ended January 31,
	2020	2019
Cash flows from operating activities:
Net (Loss)	$ (188,192)	$ (428,300)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Bad debt expense	-	4,500
Imputed interest	15,278	43,279
Decrease (Increase) in:
Accounts receivable, net	-	215,486
Other assets	-	(108,196)
Accrued interest	-	3,527
Prepaid expenses and other current assets	149	(149)
Accounts payable	156,207	81,702
Net cash used In operating activities	$ (16,558)	$ (188,151)
Cash Flows From Financing Activities:
Borrowing from related party	16,558	198,676
Principal payment on debts	-	(26,875)
Net Cash Provided By Financing Activities	$ 16,558	$ 171,801
Net Change in Cash	-	(16,350)
Cash at Beginning of Year	-	16,350
Cash at End of Year	-	-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ 500	$ -
Reduction on debt in exchange for assets held for sale	$ 408,166	$ -

See accompanying notes to audited consolidated financial statements. F-5

OBITX, INC.

Notes to Condensed Consolidated Financial Statements

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Haute Jobs, LLC, (“HAUTE”), Campaign Pigeon, LLC, (“CAMP”), and altCUBE, Inc., (“altCUBE”).  altCUBE was closed on December 31, 2018.  HAUTE and CAMP were closed in fiscal year ending January 31, 2020.

Description of Business

The Company was incorporated in the State of Delaware on March 30, 2017 originally under the name GigeTech, Inc. On October 31, 2017 the Company changed its name to OBITX, Inc., and updated its Articles of Incorporation through unanimous consent of its shareholder, MCIG.  The Company is headquartered in Fleming Island, Florida.

The Company earned revenue through social media advertising, fees, and services. Under its plan, the Company developed its white label software solution for MCIG under the 420 Cloud brand in support of the cannabis industry.  The Company discontinued this operation during the fiscal year ended January 31, 2020.

The company is expanding its services and solutions in software development and internet advertising and promotion into the industry of blockchain technologies.

On December 10, 2018 OBITX, Inc became a publicly reporting company. The Company began trading under the stock symbol “OBTX” on March 24, 2020.

Subsidiaries of the Company

The company had three subsidiaries which have all been discontinued.  We incorporated Haute Jobs, LLC on May 10, 2018 in the state of Wyoming. We incorporated Campaign Pigeon, LLC on May 10, 2018 in the state of Wyoming. We incorporated altCUBE, Inc., on June 4, 2018 in the state of Wyoming. The subsidiaries were consolidated for the fiscal year ending January 31, 2019.  None of the subsidiaries conducted business in fiscal year ending January 31, 2020.

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

We determine revenue recognition through the following steps:

●          identification of the contract, or contracts, with a customer;

●          identification of the performance obligations in the contract;

●          determination of the transaction price;

●          allocation of the transaction price to the performance obligations in the contract; and

●          recognition of revenue when, or as, we satisfy a performance obligation.

Research and Development

Research and Development Expenditure on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized in profit or loss as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $2,160 as a capital asset for the year ended January 31, 2019.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its temporary cash investments with financial institutions insured by the FDIC.

For the year ended January 31, 2019 we had three customers that represented 96% of our total income.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on

January 31, 2020, and January 31, 2019.

For the year ended January 31, 2019 there was $0 in accounts receivable and $0 for the year ended January 31, 2020. During the last quarter of the year end January 31, 2019 the accounts receivable for Render Payment was written off to bad debt expense as the amount of time of non-payment was quite substantial and greater than 1 year.

Cost of Services Provided

Cost of services provided includes: programs licensed; cost incurred to drive traffic to our websites and products, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including data center costs and royalties; warranty costs; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products, which the Company rates at three years.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of January 31, 2020, or January 31, 2019.

Property, Plant, and Equipment

Property, plant, and equipment (“PPE”) are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized

Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three years.

The Company classified its software under the Financial Accounting Standards Advisory Board (FASAB) Statement of Federal Financial Accounting Standards (SFFAS) No. 10, Accounting for Internal Use Software, and the Governmental Accounting Standards Board (GASB) Statement No. 42, Accounting of Costs of Computer Software Developed or Obtained for Internal Use. When software is used in providing goods and services it is classified as PPE.  The Company considered its acquired proprietary software as a major part of the Company’s operations that were intended to provide profits.  The Company has determined that the software does not function and operate as it was designed to.  As such, the Company discontinued this operation (See Discontinued Operations) and wrote off the asset in its entirety on January 31, 2019.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $9,795 for the year ended January 31, 2019 and $0 for the year ended January 31, 2020.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases (ASC 842).  Under its core principle, a lessee will recognize right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all arrangements with terms longer than 12 months. The pattern of expense recognition in the income statement will depend on a lease’s classification.  We have adopted this standard and determined that it would have no material effect on our financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We adopted the new standard effective February 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our financial statements and our internal controls over financial reporting.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-

15, which is effective for annual reporting periods ending after December 15, 2015, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP.  We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our financial condition or results from operations. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern as discussed in the notes to our financial statements included elsewhere.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the year ended January 31, 2020 and 2019, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of its shareholders, MCIG and APO Holdings, LLC, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	Director	Inception	Current
Alex Mardikian	CEO	Inception	April 17, 2020
Brandy Craig	CFO	November 1, 2017	December 3, 2019
MCIG, Inc.	Greater than 10% owner	Inception	Current
Michael Hawkins	CEO/CFO/Director	April 17, 2020	Current
APO Holdings, LLC	Greater than 10% owner	November 1, 2017	Current

Related Party Transactions

On August 1, 2017, the Company entered into a contract with MCIG for hosting and email services.  In addition, the Company will provide additional marketing services for MCIG and other internet based activities as mutually agreed upon.  Under terms of the agreement, MCIG was to pay $2,000 per month for a period of 12 months.  All additional services not identified are billed at an hourly rate of $150 per hour. The agreement was terminated on June 30, 2018.  The Company recognized $10,000 in revenue for the fiscal year ending January 31, 2019.  Payment for these services was through a reduction of the Line of Credit owed by OBITX to MCIG. Throughout the term of the entire contract the Company billed $28,400 to MCIG for services rendered.

On September 13, 2017, the company entered into an agreement to provide social media and other advertising services to Render Payment, LLC in exchange for 5,000,000 RPM tokens which had an original value of $1,250,000.  Render Payment, LLC failed in its Initial Coin Offering and subsequently went out of business and the Company has subsequently written off the accounts receivable. Michael Hawkins, the new CEO/CFO was a non-controlling member with greater than 10% ownership in Render Payment, LLC prior to it going out of business in 2018.

On November 1, 2017, the Company entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer at that time. The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and consultant may elect to convert into equity of the company.  Mr. Mardikian was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and he was issued a five-year warrant to acquire 250,000 shares of the Company Stock at $1.00.  The Company terminated Mr. Mardikian on April 17, 2020 citing several causes for action. The Company continues to attempt to settle its difference with Mr. Mardikian.  The Company currently has

$105,000 in outstanding invoices from Mr. Mardikian, which the Company has preserved it rights to dispute should a settlement not be achieved.

On November 1, 2017, the Company entered into a consulting agreement with Brandy Craig, the Chief Financial Officer. The agreements call for $3,500 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, Mrs. Craig was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and she was issued a five-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share. Mrs. Craig resigned her position on December 3, 2019.  Subsequently to this reporting period, Mrs. Craig has elected to convert her outstanding balance owed of $68,995 into 88,455 common shares of OBITX stock.

On November 1, 2017, the Company entered into a consulting agreement with Paul Rosenberg, the Director. The agreements call for $3,500 per month for a period of one year, with a retroactive payment of $31,500 for the period of November 2017 through July 2018. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, each consultant was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and each consultant was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit terminated on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was reinstated and increased to $1,000,000 on January 1, 2018 and expired January 1, 2020.  As of January 31, 2020, and January 31, 2019, the amount outstanding on the Line of Credit owed to MCIG was $218,257 and $618,277, respectively. On June 3, 2019 the Line of Credit balance was reduced by $408,166 in exchange for the transfer of the 60 ATM’s owned by the Company and held for sale. The imputed interest for this Line of Credit  for the years ended January 31, 2020 and 2019 was $15,278 and $43,279 respectively.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of January 31, 2020, and January 31, 2019 the outstanding balance owed on the line of credit was $85,814 and $77,402, respectively. The accrued interest for the years ended January 31, 2020 and 2019 was $8,412 and $3,527 respectively.

Note 5. Stockholders’ Equity

Common Stock

As of January 31, 2020, and January 31, 2019, the Company had 200,000,000 common shares authorized, with 10,460,000 and 5,460,000 common shares at a par value of $0.0001 issued and outstanding, respectively. MCIG elected to convert its Series A Preferred into the Company’s common stock.

Preferred Stock

As of January 31, 2020, and January 31, 2019, the company had 1,000,000 Series A Preferred shares authorized, with 0 and 100,000 Series A Preferred shares at a par value of $10 issued and outstanding, respectively.  MCIG converted its 100,000 shares of Series A Preferred stock into 5,000,000 shares of common stock on May 1, 2019.  Per the agreement there was no gain or loss on the conversion as specified in the conversion terms.

Note 6. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

The computation of basic loss per common share is based on the weighted average number of common shares outstanding during the period.

Note 7.  Warrants

On November 1, 2017 the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3,000,000 shares of common stock at $1.00 per share.   The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time.  The warrants were registered with the SEC on December 10, 2018.

A summary of warrant activity for six months ended January 31, 2020 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2018	3,000,000	$1.00
Exercised in fiscal year 2019	-	-
Granted in fiscal year 2019	-	-
Warrants outstanding at January 31, 2019	3,000,000	$1.00
Exercised in fiscal year 2019	-	-
Granted in fiscal year 2020	-	-
Warrants outstanding at January 31, 2020	3,000,000	$1.00

Note 8.  Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum Delaware franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2020	2019

Statutory federal income tax rate	21.0%	N/A
State income taxes, net of federal taxes	0.0%	N/A
Effective income tax rate	0.0%	0.0%

In accordance with SAB Topic 1: Financial Statements, Subsidiary’s or Division’s Separate Financial Statements and Segments, income taxes are consolidated with MCIG, the controlling entity of the Company for the year ended January 31, 2019 and for a portion of its fiscal year ending January 31, 2020.  The Company will not consolidate its tax return with MCIG effective November 21, 2019, the date in which MCIG was no longer a controlling interest in the Company. There are currently no tax implications should the Company not consolidate with MCIG. With only losses showing for the periods shown there would be no taxes payable for any periods presented. If there were tax expenses, they would be based on the IRS published corporate tax rate of 21% for 2020 and 2019.

The Company may not be able to utilize the net operating loss carry forwards for its U.S. income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3-year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carry forwards. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

At the end of the fiscal year ending January 31, 2020, the Company had net operating loss carry forwards available to offset future taxable income of approximately $4,109,445. These carry forwards will begin to expire in the year ending December 31, 2034. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from ownership changes occurring after January 31, 2020, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance to offset the deferred tax assets relating to these NOL carryforwards

Note 9.  Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the years ending January 31, 2020 and January 31, 2019.

Note 10.  Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 11.  Discontinued Operations

On April 20, 2020 the company impaired the 420Cloud software, which was made effective on January 31, 2018.  The Company recognized the following revenue from its discontinued operations.

	2020	2019

Other income	$ 3,526	$ 10,546
Total income from discontinued operations	$ 3,526	$ 10,546

Note 12.  Subsequent Events

On April 17, 2020 the Company terminated the employment of Alex Mardikian as the CEO of the Company.  On April 17, 2020 Paul Rosenberg resigned as the CFO of the Company.  On April 17, 2020 the Company entered into an agreement with Michael Hawkins as the CEO and CFO of the business and elected him to the Board of Directors.  Under terms of the agreement he receives 10% of all revenue generated by the Company for the initial 12-month period.  His agreement is at will and may be terminated with 30 days written notice.  Mr. Hawkins also purchased 150,000 shares of Series A Preferred stock of the Company.  The Company has lien rights to 50,000 of the preferred shares issued for performance of work.

The Company elected to have the outstanding balances owed to Brandy Craig, the former CFO; the Law Offices of Carl G. Hawkins, former corporate counsel; and Andrus Nomm, technical advisor; into common shares of the Company at $0.78 per share.  We issued 246,317 common shares of stock in exchange for the reduction of $195,315 in accounts payable.

The Company, in returning to its roots of cryptocurrency consulting elected to acquire 60 ATM machines from Paul Rosenberg in exchange for 150,000 shares of Series B Preferred Stock, at par value $0.0001 ($15.00 total purchase price).

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Scope of Management’s Report on Internal Control Over Financial Reporting

N/A

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2020 and 2019.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2020 and 2019 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Control Environment – We did not maintain an effective control environment as evidenced by:

●          Lack of majority independent board members.

●          An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2020 were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2020. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at January 31, 2020 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at January 31, 2020.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2020 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2020. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

45

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Michael Hawkins	2020	57	CEO/CFO/Director
Paul Rosenberg	2017	49	Director

Michael Hawkins was appointed as the CEO/CFO/Director on April 17, 2020. Prior to this, he has served as the Chief Financial Officer of MCIG, Inc., since April 8, 2016 through August 2019. Prior to fulfilling this role, Mr. Hawkins was the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc.  Mr. Hawkins has worked in the hospitality and entertainment industry, blockchain, satellite, retail, manufacturing, distribution, and construction industry, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

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

Code of Ethics

We adopted a code of ethics that applies to our officers and directors. Our code of ethics is filed with this Annual Report for the year ended January 31, 2020 and 2019.

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

49

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

ITEM 11.  EXECUTIVE COMPENSATION.

In November 2017, we entered into employment agreements with our CEO and CFO.  The CEO was terminated for cause on April 17, 2020.  The CFO resigned her position in December 2019.  Mr. Rosenberg assumed the duties of CFO effective on the resignation of Mrs. Craig.  On April 17, 2020 Mr. Rosenberg resigned as the CFO of the Company. On April 17, 2020 the Company entered into an employment agreement with Michael Hawkins to serve as CEO/CFO of the Company.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of OBITX, Inc., during the year ended January 31, 2020, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2019. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended January 31, 2020 and January 31, 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2020	42,000[1]	0	0	0	0	0	0	42,000
Director	2019	42,000[2]	0	0	0	0	0	0	42,000

Alex Mardikian	2020	84,000[3]	0	0	0	0	0	0	84,000
CEO	2019	84,000	0	0	0	0	0	0	84,000

Brandy Craig	2020	26,995[4]	0	0	0	0	0	0	26,995
CFO	2019	42,000[5]	0	0	0	0	0	0	42,000

* Allocations of payroll has accrued and has not been paid for 2020 and 2019.

[1]  On April 17, 2020 the Company entered into an agreement with Paul Rosenberg in which he was issued 130,128 shares of common stock converting the outstanding balance owed him of $105,000 for services provided through April 2020.

[2]  Same as Note 1

[3] The Company terminated Mr. Mardikian on April 17, 2020.  While the Company acknowledges it has an outstanding balance owed to Mr. Mardikian of $112,000 we believe that this amount would be offset should the Company proceed to legal actions against Mr. Mardikian.  The Company is currently attempting to settle the matter with Mr. Mardikian.

[4] On April 17, 2020 the Company entered into an agreement with Brandy Craig in which she was issued 88,465 shares of common stock converting the outstanding balance owed her of $68,995 for services provided until her resignation.

[5] See Note 4

Agreements

On April 17, 2020 the Company entered into an employment agreement with Michael Hawkins to serve as CEO/CFO of the Company.  Mr. Hawkins  is to receive 10% of the total revenue derived for the Company during the initial 12 month period, at which time the board of directors will negotiate an employment package with Mr. Hawkins.  The Agreement is at will and may be terminated given 30-day written notice.

Outstanding Equity Awards as of January 31, 2020

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

Paul Rosenberg receives $3,500 per month for his services as the sole Director and Chairman of the Board.  This agreement was terminated on April 17, 2020.  At this point, there is no compensation for members of the Board of Directors.

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

The following table indicates beneficial ownership of OBITX’s common stock, as of January 31, 2020 by:

•	Each person or entity known by OBITX to beneficially own more than 5% of the outstanding shares of OBITX’s common stock;
•	Each executive officer and director of OBITX; and,
•	All executive officers and directors of OBITX as a group.
•

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 10,460,000 shares of common stock outstanding as of January 31, 2020.

Unless other indicated, the address of each beneficial owner listed below is c/o OBITX, Inc., 3027 US Highway 17, Fleming Island, FL 32003.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	3,000,000 common shares	28.7%
APO Holdings, LLC	1,500,000 common shares	14.3%
Alex Mardikian	50,000 common shares	0.5%
MCIG, INC	4,711,798 common shares	45.0%
Total as a group (1)	9,261,798 common shares	88.5%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on January 31, 2020.  As of January 31, 2020, there were 10,460,000 shares of our company’s common stock issued and outstanding.

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

Preferred Stock

Our authorized capital stock consists of 1,500,000 shares of Series A Preferred stock, par value $ 0.0001 and 1,500,000 shares of Series B Preferred stock.  In addition, we have 50,000,000 blank check preferred stock authorized.  As of January 31, 2020, there were no issued and outstanding preferred stock of any series.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 31, 2017, MCIG entered into a purchase agreement with APO Holdings, LLC to acquire the 420 Cloud Software Network (see Note 7 – Acquisitions).  MCIG acquired the assets and assigned them to OBITX.  The cost of the asset was recorded as an intercompany transfer.  OBITX has utilized the acquired assets of the 420 Cloud Network for its base of operations.  On November 1, 2017, the company assigned all rights and obligations to the 420 Cloud Software Network to OBITX in exchange for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock.  The cost basis of the Assets at the time of transfer was $3,043,285.  During the impairment review analysis for the year ending January 31, 2020 the Board of Directors elected to impair the value of the software, as it has been unable to bring the software to market and no longer desired to operate under that business model.

On August 1, 2017, the Company entered into a contract with MCIG for hosting and email services.  In addition, the Company will provide additional marketing services for MCIG and other internet based activities as mutually agreed upon.  Under terms of the agreement, MCIG is to $2,000 per month for a period of 12 months.  All additional services not identified are billed at an hourly rate of $150 per hour.  The agreement was terminated in fiscal year 2019.

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit will terminate on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was increased to $1,000,000 on January 1, 2018.  As of January 31, 2020, the amount outstanding on the Line of Credit with MCIG is $218,257.

51

On June 14, 2018 the Company entered a Line of Credit with OBITX for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% interest rate and may be paid at any time with no definitive payoff date. As of January 31, 2020, the current outstanding on the line of credit is $77,400 principal and $8,414 interest.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 20, 2020, we engaged, M&K CPAS, PLLC to serve as our independent registered public accounting firm for the year ending January 31, 2020 and 2019.  The following table shows the fees that were billed for the audit and other services provided for 2020 and 2019.

	2020	2019
Audit Fees	$ 14,000	$ 9,000*
Tax Fees	-	-
Total	$ 14,000	$ 9,000*

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
14.1	Code of Ethics*
23.1	Consent of M&K CPAS, PLLC*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
*Filed herein 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBITX, INC.

June 3, 2020	By: /s/ Michael W Hawkins
Michael W Hawkins Chief Executive Officer (Principal Executive Officer)

June 3, 2020	By: /s/ Michael W Hawkins
Michael W Hawkins Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael W Hawkins	Chief Executive Officer	June 3, 2020
Michael W Hawkins	(Principal Executive Officer)

/s/ Michael W Hawkins	Chief Financial Officer	June 3, 2020
Michael W Hawkins
54