Form 10-K/A
period 2020-01-31
OBITX, Inc.
filed 2020-06-08
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

·        Form 10K filed June 5, 2020

Purpose of Amendment of Form 10K for the year ended January 31, 2020

OBITX, Inc., a Delaware corporation (the “Company”), with its headquarters in Jacksonville, Florida filed Form 8-K to announce that in light of the circumstances and uncertainty surrounding the effects of the COVID-19 coronavirus pandemic on the Company’s business, employees, consultants and service providers, the Company’s board of directors and management has determined that it would delay the filing of its annual report on Form 10-K for the year ended January 31, 2020 (the “Annual Report”) by up to 45 days in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318) (the “Order”), which allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company relied upon this Order to file its Form 10K on June 5, 2020.

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company’s business operations have been disrupted and it is unable to timely review and prepare the Company’s financial statements for the 2020 fiscal year. Management and key personnel have been restricted during this time from responding in a timely manner causing the preparation of its financial statements and audit to be completed on time.

Please see Risk Factors in the Form 10K filed June 5, 2020 concerning Covid-19 for further information.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
14.1	Code of Ethics**
23.1	Consent of M&K CPAS, PLLC**
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
*Filed herein **Incorporated by references to our Annual Report on Form 10-K, filed on June 5, 2020. 3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBITX, INC.

June 8, 2020	By: /s/ Michael W Hawkins
Michael W Hawkins Chief Executive Officer (Principal Executive Officer)

June 8, 2020	By: /s/ Michael W Hawkins
Michael W Hawkins Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael W Hawkins	Chief Executive Officer	June 8, 2020
Michael W Hawkins	(Principal Executive Officer)

/s/ Michael W Hawkins	Chief Financial Officer	June 8, 2020
Michael W Hawkins
4