Form 10-Q
period 2020-04-30
OBITX, Inc.
filed 2020-07-31
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

                 (Mark One)

[√]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-56142

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17 Fleming Island, FL	32003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(321) 802-2474

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of July 29, 2020, the Company had 5,706,317 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2020 is not necessarily indicative of the results that can be expected for the year ending January 31, 2021.

OBITX, Inc., a Delaware corporation (the “Company”), with its headquarters in Jacksonville, Florida filed Form 8-K on June 11, 2020 to announce that in light of the circumstances and uncertainty surrounding the effects of the COVID-19 coronavirus pandemic on the Company’s business, employees, consultants and service providers, the Company’s board of directors and management has determined that it would delay the filing of its quarterly report on Form 10Q for the quarter ending April 30, 2020 (the “Quarterly Report”) by up to 45 days in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318) (the “Order”), which allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended. The Company relied upon this Order to file its Form 10Q on July 15, 2020.

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

Please see Risk Factors in the Form 10K filed June 5, 2020 concerning Covid-19 for further information.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS

	(unaudited)
	April 30,	January 31,
	2020	2020
Current Assets
Undeposited Funds	$ 15	$ -
Inventory	15	-
Total current assets	30	-
Total assets	$ 30	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses - related party	$ 42,307	$ 48,940
Accounts payable related party	119,602	254,495
Due to Related Party	311,176	304,072
Total current liabilities	$ 473,085	$ 607,507
Total Liabilities	$ 473,085	$ 607,507
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	15	-
150,000 and 0 shares issued and outstanding, as
of April 30, 2020 and January 31, 2020, respectively.
Series B Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	65	-
650,000 and 0 shares issued and outstanding, as
of April 30, 2020 and January 31, 2020, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized;	571	1,046
5,706,317 and 10,460,000 shares issued and outstanding, as
of April 30, 2020 and January 31, 2020, respectively.
Additional paid in capital	51,853,707	3,500,892
Accumulated deficit	(52,327,413)	(4,109,445)
Total stockholders' equity	$ (473,055)	$ (607,507)
Total liabilities and stockholders' equity	$ 30	$ -

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended
	April 30,
	2020	2019

Selling, general, and administrative	$ 48,167,341	$ 16,999
Professional fees	10,587	12,622
Rent	-	207
Consultant fees	34,000	42,000
Total operating expenses	48,211,928	71,828
Net loss from operations	(48,211,928)	(71,828)
Other income (expense)	(5,240)	-
Net(loss) before discontinued operations	$ (48,217,168)	$ (71,828)
Income(expense) from discontinued operations	(800)	9,383
Net (loss)	$ (48,217,968)	$ (62,445)

Basic and diluted (loss) per share:
Income (Loss) per share from continuing operations	$ (4.93)	$ (0.01)
Income (Loss) per share - discontinued	$ (0.00)	$ 0.00
Weighted average shares outstanding - basic	9,773,357	5,460,000
See accompanying notes to unaudited consolidated financial statements.

OBITX, INC
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity for three months ending April 30, 2020 and 2019

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – January 31, 2019	100,000	$ 10	5,460,000	$ 546	3,486,104	(3,921,253)	(434,593)
Imputed Interest	-	-	-	-	10,606	-	10,606
Net loss	-	-	-	-	-	(62,445)	(62,445)
Balance – April 30, 2019	100,000	$ 10	5,460,000	$ 546	3,496,710	(3,983,698)	(486,432)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – January 31, 2020	-	$ -	10,460,000	$ 1,046	$ 3,500,892	$ (4,109,445)	$ (607,507)
Conversion of common to series B preferred	500,000	50	(5,000,000)	(500)	450	-	-
Conversion of accounts payable	-	-	246,317	25	1,662,640	-	1,662,665
Issuance of Series A preferred	150,000	15	-	-	40,137,773	-	40,137,788
Issuance of series B preferred	150,000	15	-	-	6,548,173	-	6,548,188
Imputed Interest	-	-	-	-	3,779	-	3,779
Net loss	-	-	-	-	-	(48,217,968)	(48,217,968)
Balance – April 30, 2020	800,000	$ 80	5,706,317	$ 571	$ 51,853,707	$ (52,327,413)	$ (473,055)

The accompanying notes are an integral part of these unaudited financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the three months ended April 30,
	2020	2019
Cash flows from operating activities:
Net (Loss)	$ (48,217,968)	$ (62,445)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	48,153,295	-
Imputed interest	3,779	10,606
Decrease (Increase) in:
Accounts receivable, net	-	-
Accounts payable to related party	44,727	-
Accrued interest	1,461	1,359
Prepaid expenses and other current assets	-	49
Accounts payable	-	47,348
Net cash used in operating activities	$ (14,706)	$ (3,083)
Cash flows from financing activities:
Borrowing from (payment to) related party	14,706	3,083
Proceeds from issuance of stock, net	15	-
Net cash provided by financing activities	$ 14,721	$ 3,083
Net change in cash	15	-
Cash at beginning of quarter	-	-
Cash at end of quarter	$ 15	$ -

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash Investing and Financing Activities:
Conversion of accounts payable to common stock	$ 195,316	$ -
Conversion of preferred stock to common stock	$ 500	$ -
Issuance of preferred stock for inventory	$ 15	$ -

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

Subsidiaries of the Company

The company had three subsidiaries which have all been discontinued.  We incorporated Haute Jobs, LLC on May 10, 2018 in the state of Wyoming. We incorporated Campaign Pigeon, LLC on May 10, 2018 in the state of Wyoming. We incorporated altCUBE, Inc., on June 4, 2018 in the state of Wyoming. The subsidiaries were consolidated for the three months ended April 30, 2019.  None of the subsidiaries conducted business in the three months ended April 30, 2020.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $0 as a capital asset for the 3 months ended April 30, 2020 and $0 for the three months ended April 30, 2019.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on April 30, 2020, and January 31, 2020.

For the quarter ended April 30, 2020 there was $0 in accounts receivable and $0 for the year ended January 31, 2020.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of April 30, 2020, or January 31, 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the three month periods ending April 30, 2020 and April 30, 2019.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the quarter ended April 30, 2020 and the year ended January 31, 2020, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has sustained its solvency through the support of its related parties, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016.  The Line of Credit terminated on April 30, 2019.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was reinstated and increased to $1,000,000 on January 1, 2018 and expired January 1, 2020.  As of April 30, 2020, and January 31, 2020, the amount outstanding on the Line of Credit owed to MCIG was $218,257. (See Note 9 – Subsequent Events)  The imputed interest of this line of credit for the three months ended April 30, 2020 was $3,779.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time.  The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation.  It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. During the quarter ended April 30, 2020 the Company received $5,644 under the Line of Credit.  As of April 30, 2020, and January 31, 2020 the outstanding balance owed on the line of credit was $92,920 and $85,815, respectively. The accrued interest for the quarter ended April 30, 2020 and the year ended January 31, 2020 was $9,875 and $8,412 respectively.  The interest expense for the three months ended April 30, 2020 was $1,461.

On April 17, 2020 the Company, issued 50,000 shares of Series A Preferred Stock to Epic Industry Corp and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc for par value ($0.0001) for a total receipt of $15 paid by Epic Industry Corp. The Agreement was originally between the Company and Epic Industry Corp.  The 100,000 shares of Series A Preferred was issued to Overwatch Partners at the discretion of Michael Hawkins, the sole owner of Epic Industry Corp.  The Company’s CEO is 50% owner of Overwatch Partners.  The issuance represents 33% of the Company’s stock on a fully diluted basis and 68% of voting control of the Company. (See Note 5 – Stockholder’s Equity – Preferred Stock). The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock’s recorded value was $40,137,788.

On April 17, 2020 the Company issued 150,000 shares of Series B Preferred Stock  to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines, which the Company believes has no retail or book value. The issuance represents 7% of the Company’s stock on a fully diluted basis. (See Note 5 – Stockholder’s Equity – Preferred Stock).  The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock’s recorded value was $6,548,188.

During the three months ending April 30, 2020 Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an accounts payable to related party.  The total amount owed by the Company to Overwatch Partners as of April 30, 2020 was $7,601.

On April 22, 2020 the Company converted $104,987 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 5. Stockholder’s Equity).

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by MCIG, Inc., into 500,000 shares of Series B Preferred stock. MCIG is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms (see Note 5).

Note 5. Stockholders’ Equity

Common Stock

As of April 30, 2020 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 5,706,317 and 10,460,000 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share.  Based upon the stock price of $6.75 on April 22, 2020 the Company recorded the following stock-based compensation as part of the accounts payable conversion action:

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$ 104,987	130,128	$ 878,364	$ 773,377
Brandy Craig	$ 68,995	88,455	$ 597,071	$ 528,076
Law Offices of Carl G Hawkins	$ 6,333	8,504	$ 57,402	$ 51,069
Thomas G Amon	$ 15,000	19,230	$ 129,803	$ 114,803
Total	$ 195,315	246,317	$ 1,662,640	$ 1,467,325

Preferred Stock

Series A Preferred

As of April 30, 2020 and January 31, 2020, the company had 1,000,000 Series A Preferred shares, par value $0.0001,  authorized, with 150,000 and 0  Series A Preferred shares issued and outstanding, respectively.  The Series A Preferred stock converts into common stock after 2 years since its issuance.  The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock.  The Series A Preferred stock votes 1,000 shares of common stock for every 1 share.  Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock.

During the quarter ending April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15.  Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp.  The Company recorded the transaction at FMV of $40,137,788 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of April 30, 2020 and January 31, 2020, the company had 1,000,000 Series B Preferred shares, par value $0.0001,  authorized, with 650,000 and 0  Series B Preferred shares issued and outstanding, respectively.  The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock.  Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock and Series A Preferred.

During the quarter ending April 30, 2020, the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines.  Par value of $15 was recorded as inventory with the FMV of $6,548,188 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

MCIG, Inc., converted 5,000,000 of its common shares into 500,000 shares of Series B Preferred stock.

Note 6. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the three months ended
	April 30,
Basic and diluted (loss) per share:
Income(Loss) per share from continuing operations	$ (4.93)	$ (0.01)
Income(Loss) per share - discontinued	$ (0.00)	$ 0.00
Weighted average shares outstanding - basic	9,773,357	$ 5,460,000

Note 7. Discontinued Operations

On April 20, 2020 the company impaired the 420Cloud software, which was made effective on January 31, 2018. The Company recognized the following revenue(expense) from its discontinued operations for three months ended April 30:

	2020	2019

Other income(loss)	$ (800)	$ 9,383
Total income from discontinued operations	$ (800)	$ 9,383

Note 8.  Warrants

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

A summary of warrant activity for three months ended April 30, 2020 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2020	3,000,000	$1.00

Exercised	-	$-
Granted	3,000,000	$1.00
Warrants outstanding at April 30, 2020	3,000,000	$1.00

Note 9.  Subsequent Events

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000.  The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. Subsequently, the Company paid off and cancelled the MCIG Line of Credit.  The Company transferred $218,257 worth of BIT cryptocurrency to MCIG as payment in full of the Line of Credit.

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

The Company has incurred significant losses since inception and as of April 30, 2020 has a working capital deficit. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

GENERAL OVERVIEW

OBITX is engaged in the business of consulting and developing blockchain technologies.  We believe that our services and future products will provide our consumers with an approach to blockchain implementation uniquely designed for them.  We provide consulting services in various approaches to cryptocurrencies and blockchain technologies.

Our current website can be found at www.obitx.com, which is not incorporated as part of this Form 10Q.  In addition, we have acquired the domain www.everythingblockchain.io which is not incorporated as part of this Form 10Q, nor currently operational.

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

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of April 30, 2020, there are over 2,000 digital currencies in existence.

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

DESCRIPTION OF SUBSIDIARIES

There were three subsidiaries that were incorporated into the financials of OBITX for fiscal year 2020.  All three subsidiaries were closed and the operations discontinued in the fiscal year ended January 31, 2020.  We have incorporated them in this Form 10Q for historical reference of the period ending April 30, 2019.  These three subsidiaries include altCUBE, Inc., which was incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc. was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface. The second was Campaign Pigeon, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Campaign Pigeon, LLC was created to provide services in the arena of online marketing and generating advertising. The third subsidiary was Haute Jobs, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Haute Jobs, LLC was created to provide services in the arena of job marketing and matching services, to perform an as an employment center.

EMPLOYEES AND CONSULTANTS

As of April 30, 2020, the Company has 1 employee, the Company’s CEO/CFO.  There are currently 3 consultants who fulfill a majority of the sales and marketing aspects of the business operations. Current management receives no base salary and is paid 10% of the gross sales earned by the Company.

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

Results of Operations Our operating results for the three months ended April 30, 2020 and 2019 is summarized as follows:

	For the three months ended
	April 30,
	2020	2019

Sales	$ -	$ -
Total Cost of Sales	-	-
Gross (loss)	-	-
Total operating expenses	48,211,928	71,828
Net (loss) from operations	$ (48,211,928)	$ (71,828)

Results of Operations for the three months ended April 30, 2020 and 2019

Revenue

There was no revenue from operations for the three months ended April 30, 2020 and 2019.  We are currently looking for ways to earn additional revenues with the products that we currently have created.

Cost of Goods Sold

As there were no sales for the quarters ending April 30, 2020 and 2019, there were no cost of goods.

Gross Profit/Loss

As there were no sales or cost of  goods for the quarters ending April 30, 2020 and 2019, there were no gross profits or losses.

Operating Expenses

Our operating expenses increased by $48,140,100 to $48,211,928 for the three months ended April 30, 2020, from $71,828 for the three months ended April 30, 2019.

In the three months ended April 30, 2020 professional fees were $10,587 decreasing from $12,622 in the three months ended April 30, 2019.  Our consultant fees were reduced by $8,000 from $42,000 for the quarter ending April 30, 2019 to $34,000 for the quarter ending April 30, 2020.  Our selling, general and administrative costs increased by $48,150,342 to $48,167,341 for the quarter ending April 30, 2020 from $16,999 for the quarter ending April 30, 2019.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.  Our professional fees include legal, accounting, and reporting fees.

Net Income/Loss

Our net loss from operations of $48,211,928 for the three months ended April 30, 2020 which consisted primarily of the stock-based compensation expense. With the exception of the stock-based compensation expense, we decreased our overall cost of operations in professional fees, consultant fees, and selling, general and administrative cost.

Discontinued Operations

We recorded a loss of $800 from discontinued operations for the three months ended April 30, 2020.  We recorded an increase of $9,383 from discontinued operations for the three months ended April 30, 2019.  Our total net loss for the three months ended April 30, 2020 and 2019 were $48,217,968 and $62,445, respectively.

Liquidity and Capital Resources

Introduction

During the three months ended April 30, 2020 we utilized $0 in cash. Our cash on hand as April 30, 2020 was $15.

Cash Requirements

We had cash available of $15 as of April 30, 2020.  Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We used $14,706 in cash by operating activities for the three months ended April 30, 2020, as compared to $3,083 for the three months ended April 30, 2019.

Net cash used by operations consisted primarily of the net loss of $48,217,968 offset by non-cash expenses of $48,153,295 in stock-based compensation. Additionally, changes in assets and liabilities consisted of increases of $44,727 in accounts payable to related parties and $1,461 in accrued interest.

Investments

We utilized $0 in investing activities for the three months ended April 30, 2020 and April 30, 2019. We had no investing activities for the quarter ending April 30, 2020 and 2019, respectively.

Financing

We had net cash provided in financing activities of $14,721 and $3,083 for the quarters ending April 30, 2020 and 2019 respectively.  Our financing activities consisted of an increase of $14,706 and $3,083 of advances made by related parties for the quarter ending April 30, 2020 and 2019 respectively.  In addition, we had a $15 net increase from the proceeds of issuing stock for the quarter ending April 30, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended April 30, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Currently the company has a negative working capital as there have been a significant loss. The large accumulated deficit raises substantial doubt about its ability to continue as a going concern.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBITX, Inc.

Dated: July 29, 2020		/s/ Michael Hawkins
	By:	Michael Hawkins
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2020		/s/ Michael Hawkins
	By:	Michael Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)