Form 10-Q
period 2020-07-31
OBITX, Inc.
filed 2020-09-21
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-56142

OBITX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17 Fleming Island, FL	32003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(321) 802-2474

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [√]

As of September 21, 2020, the Company had 5,860,163 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐ No [√]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's original S-1 filing and the annual audit for the year ended January 31, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2020 is not necessarily indicative of the results that can be expected for the year ending January 31, 2021.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS

	(unaudited)
	July 31,	January 31,
	2020	2020

Current Assets
Cash	$95	$-
Interest receivable	27,616	-
Inventory	15	-
Other current assets- related party	500,000	-
Total current assets	527,726	-
Convertible notes receivable from related party	1,400,000	-
Total assets	$1,927,726	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$60,096	$48,940
Accounts payable related party	112,000	254,495
Due to related party	334,813	304,072
Total current liabilities	$506,909	$607,507
Total liabilities	$506,909	$607,507
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	15	-
150,000 and 0 shares issued and outstanding, as
of July 31, 2020 and January 31, 2020, respectively.
Series B Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	65	-
150,000 and 0 shares issued and outstanding, as
of July 31, 2020 and January 31, 2020, respectively.
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized;	586	1,046
5,860,158 and 10,460,000 shares issued and outstanding, as
of July 31, 2020 and January 31, 2020, respectively.
Additional paid in capital	54,824,032	3,500,892
Accumulated deficit	(53,403,881)	(4,109,445)
Total stockholders' equity	$1,420,817	$(607,507)
Total liabilities and stockholders' equity	$1,927,726	$-

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2020	2019	2020	2019
		(Restated)		(Restated)

Selling, general, and administrative	1,039,206	5,490	49,206,547	22,489
Professional fees	29,001	90	39,588	5,257
Rent	784	207	784	414
Consultant fees	-	42,000	34,000	84,000
Total operating expenses	1,068,991	47,787	49,280,919	112,160
Net loss from operations	(1,068,991)	(47,787)	(49,281,919)	(112,160)
Other income (expense)	(7,477)	6,569	(12,717)	-
Net(loss) before discontinued operations	$(1,076,468)	$(41,218)	$(49,293,636)	$(112,160)
Income(expense) from discontinued operations	-	-	(800)	8,497
Net (loss)	$(1,076,468)	$(41,218)	$(49,294,436)	$(103,663)

Basic and diluted (loss) per share:
Income(Loss) per share from continuing operations	$(0.18)	$(0.00)	$(6.31)	$(0.01)
Income(Loss) per share - discontinued	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average shares outstanding - basic	5,881,902	10,405,652	7,806,248	10,460,000

See accompanying notes to unaudited consolidated financial statements.

OBITX, INC
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity for six months ending July 31, 2019

							Total
					Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2019	100,000	$10	5,460,000	$546	$3,486,104	$(3,921,253)	$(434,593)
Imputed Interest	-	-	-	-	13,370	-	13,370
Conversion Series A Preferred to common stock	(100,000)	(10)	5,000,000	500	(490)	-	-
Net loss	-	-	-	-	-	(103,663)	(103,663)
Balance – July 31, 2019 (restated)	-	$-	10,460,000	$1,046	$3,498,984	$(4,024,916)	$(524,886)

The accompanying notes are an integral part of these unaudited financial statements.

OBITX, INC
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity for six months ending July 31, 2020
							Total
					Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2020	-	$-	10,460,000	$1,046	$3,500,892	$(4,109,445)	$(607,507)
Conversion of common to series B preferred	500,000	50	(5,000,000)	(500)	450	-	-
Conversion of accounts payable	-	-	246,317	25	1,662,640	-	1,662,664
Issuance of Series A preferred	150,000	15	-	-	40,137,773	-	40,137,788
Issuance of series B preferred	150,000	15	-	-	6,548,173	-	6,548,188
Imputed Interest	-	-	-	-	8,043	-	8,043
Interest receivable - related party	-	-	-	-	27,616	-	27,616
Shares issued for services	-	-	153,846	15	1,038,445	-	1,038,461
Sale of assets to related party	-	-	-	-	1,900,000	-	1,900,000
Net loss	-	-	-	-	-	(49,294,436)	(49,294,436)
Balance – July 31, 2020	800,000	$80	5,860,163	$586	$54,824,032	$(53,403,881)	$1,420,817

The accompanying notes are an integral part of these unaudited financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the six months ended July 31,
	2020	2019
		(Restated)
Cash flows from operating activities:
Net (Loss)	$(49,294,436)	$(103,663)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	49,191,755	-
Imputed interest	8,043	13,370
Decrease (Increase) in:
Accounts payable to related party	42,978	-
Accrued interest	2,956	(3,528)
Prepaid expenses and other current assets	-	99
Accounts payable	18,043	86,234
Net cash used in operating activities	$(30,661)	$(7,488)
Cash flows from financing activities:
Borrowing from (payment to) related party	30,741	7,488
Proceeds from issuance of stock, net	15	-
Net cash provided by financing activities	$30,756	$7,488
Net change in cash	95	-
Cash at beginning of year	-	-
Cash as of July 31,	$95	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Conversion of accounts payable to related party to common stock	$195,316	$-
Conversion of preferred stock to common stock	$500	$500
Issuance of preferred stock for inventory	$15	$-
Sale of software to related party	$1,900,000	$-
Conversion of AP with assets held for sale	$-	$408,166
Interest receivable - related party	$27,616	$-

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

Subsidiaries of the Company

The company had three subsidiaries which have all been discontinued. We incorporated Haute Jobs, LLC on May 10, 2018 in the state of Wyoming. We incorporated Campaign Pigeon, LLC on May 10, 2018 in the state of Wyoming. We incorporated altCUBE, Inc., on June 4, 2018 in the state of Wyoming. The subsidiaries were consolidated for the three and six months ended July 31, 2020. None of the subsidiaries conducted business in the three months and six months ended July 31, 2020.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on July 31, 2020, and January 31, 2020.

For the six months ended July 31, 2020 there was $0 in accounts receivable and $0 for the year ended January 31, 2020.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents as of July 31, 2020, or January 31, 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  The Company recognized $0 as a loss on contingencies in the three and six month periods ending July 31, 2020 and July 31, 2019.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2020 and the year ended January 31, 2020, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Related Party Transactions

The Company entered a Line of Credit with MCIG, for up to $500,000 in funding on November 1, 2016. The Line of Credit terminated on April 30, 2019. It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was reinstated and increased to $1,000,000 on January 1, 2018 and expired January 1, 2020. As of July 31, 2020, and January 31, 2020, the amount outstanding on the Line of Credit owed to MCIG was $218,257. (See Note 10 - Subsequent Events) The imputed interest of this line of credit for the three and six months ended July 31, 2020 was $3,779 and $7,618, respectively.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time. The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation. It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of July 31, 2020, and January 31, 2020 the outstanding balance owed on the line of credit was $94,415 and $85,815, respectively. The accrued interest for the six months ended July 31, 2020 and the year ended January 31, 2020 was $11,370 and $8,412 respectively. The interest expense for the three months and six months ended July 31, 2020 was $1,461 and $2,955, respectively.

On April 17, 2020 the Company, issued 50,000 shares of Series A Preferred Stock to Epic Industry Corp and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc for par value ($0.0001) for a total receipt of $15 paid by Epic Industry Corp. The Agreement was originally between the Company and Epic Industry Corp. The 100,000 shares of Series A Preferred was issued to Overwatch Partners at the discretion of Michael Hawkins, the sole owner of Epic Industry Corp. The Company's CEO is 50% owner of Overwatch Partners. The issuance represents 33% of the Company's stock on a fully diluted basis and 68% of voting control of the Company. (See Note 5 - Stockholder's Equity - Preferred Stock). The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock's recorded value was $40,137,788.

On April 17, 2020 the Company issued 150,000 shares of Series B Preferred Stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines, which the Company believes has no retail or book value. The issuance represents 7% of the Company's stock on a fully diluted basis. (See Note 5 - Stockholder's Equity - Preferred Stock). The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock's recorded value was $6,548,188.

During the six months ending July 31, 2020 Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an accounts payable to related party. The total amount owed by the Company to Overwatch Partners as of July 31, 2020 was $22,141. The imputed interest of this outstanding balance for the three and six months ended July 31, 2020 was $425 and $0 respectively.

On April 22, 2020 the Company converted $104,988 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 5. Stockholder's Equity).

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by MCIG, Inc., into 500,000 shares of Series B Preferred stock. MCIG is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms (see Note 5).

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company is to receive 122,968,776.18 BIT tokens at the price of $0.00406607 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is not currently traded on an exchange, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity.

Note 5. Stockholders’ Equity

Common Stock

As of July 31, 2020 and January 31, 2019, the Company had 200,000,000 common shares authorized, with 5,860,163 and 10,460,000 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020 the Company recorded the following stock-based compensation as part of the accounts payable conversion action:

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$104,988	130,128	$878,364	$773,377
Brandy Craig	$68,995	88,455	$597,071	$528,076
Law Offices of Carl G Hawkins	$6,333	8,504	$57,402	$51,069
Thomas G Amon	$15,000	19,230	$129,803	$114,803
Total	$195,316	246,317	$1,662,640	$1,467,325

On April 17, 2020 the Company issued 153,846 shares of common stock to Andrus Nomm in settlement of any potential liabilities the Company had due to the termination of his employment agreement. The common stock was booked as stock-based compensation in the amount of $1,038,446.

Preferred Stock

Series A Preferred

As of July 31, 2020 and January 31, 2020, the company had 1,000,000 Series A Preferred shares, par value $0.0001, authorized, with 150,000 and 0 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock after 2 years since its issuance. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. The Series A Preferred stock votes 1,000 shares of common stock for every 1 share. Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock.

During the six months ending July 31, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15. Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp. The Company recorded the transaction at FMV of $41,137,788 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of July 31, 2020 and January 31, 2020, the company had 1,000,000 Series B Preferred shares, par value $0.0001, authorized, with 650,000 and 0 Series B Preferred shares issued and outstanding, respectively. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock and Series A Preferred.

During the six months ending July 31, 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,548,188 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

MCIG, Inc., converted 5,000,000 of its common shares into 500,000 shares of Series B Preferred stock. The conversion was according to the terms of the Series B Preferred stock and as such there was no gain or loss on the transaction. MCIG may not convert the Series B Preferred shares into common shares until 24 months have expired from the transaction.

Note 6. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

OBITX, Inc.
and SUBSIDIARIES
Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2020	2019	2020	2019
Basic and diluted (loss) per share:
Income(Loss) per share from continuing operations	$(0.18)	$(0.00)	$(6.31)	$(0.01)
Income(Loss) per share - discontinued	$(0.00)	$(0.01)	$(0.00)	$0.00
Weighted average shares outstanding - basic	5,881,902	10,405,652	7,806,248	10,460,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

Note 7. Discontinued Operations

On April 20, 2020 the company impaired the 420Cloud software, which was made effective on January 31, 2018. The Company recognized the following revenue(expense) from its discontinued operations for six months ended July 31:

	2020	2019

Other income(loss)	$(800)	$8,497
Total income(expense) from discontinued operations	$(800)	$8,497

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

A summary of warrant activity for three and six months ended July 31, 2020 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2020	3,000,000	$1.00

Exercised	-	$-
Granted	-	$-
Warrants outstanding at July 31, 2020	3,000,000	$1.00

Note 9. Sale of Assets to Related Party

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company is to receive 122,968,776.18 BIT tokens at the price of $0.00406607 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is not currently traded on an exchange, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity.

Note 10. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three and six months ending July 31, 2020 and January 31, 2019.

Note 11. Explanation of our Restatement

The Company is filing a restatement of its three and six month Statements of Operations for the period ending July 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on September 13, 2019 (the “Original Report”). The financial statements contained in our Quarterly Report on Form 10-Q for the period ended July 31, 2019 require restatement in order to correct the presentation of amortization of the software as a cost of good that had been previously impaired. In addition, certain other expenses were adjusted accordingly with a realization of income from discontinued operations added. The changes in our consolidated Statements of Operations are summarized, below.

	For the three months ended			For the six months ended
	July 31, 2019			July 31, 2019
	Original	Change	Restated	Original	Change	Restated

Depreciation expense	$121,159	$(121,159)	$-	$242,318	$(242,318)	$-
Total cost of sales	121,159	(121,159)	-	242,318	(242,318)	-
Gross loss	$121,159	$(121,159)	$-	$242,318	$(242,318)	$-
Selling, general, and administrative	3,818	1,672	5,490	4,560	17,929	22,489
Professional fees	(7,365)	7,455	90	5,257	-	5,257
Rent	-	207	207	-	414	414
Consultant fees	42,000	-	42,000	84,000	-	84,000
Bad debt expense	-	-	-	4,500	(4,500)	-
Amortization & depreciation expense	646	(646)	-	1,292	(1,292)	-
Total operating expenses	$39,099	$8,688	$47,787	$99,609	$12,551	$112,160
Net loss from operations	(160,258)	112,471	(47,787)	(341,927)	229,767	(112,160)
Other income (expense)	$(1)	$6,570	$6,569	$(2)	$2	$-
Net income (loss) before discontinued operations	(160,259)	119,041	(41,218)	(341,929)	229,769	(112,160)
Income from discontinued operations	-	-	-	-	8,497	8,497
Net loss	$(160,259)	$119,041	$(41,218)	$(341,929)	$238,266	$(103,663)

Note 12. Subsequent Events

On September 10,2020 the Company paid off and cancelled the MCIG Line of Credit. The Company transferred $218,257 worth of BIT cryptocurrency to MCIG as payment in full of the Line of Credit.

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

The Company has incurred significant losses since inception and as of July 31, 2020 has a working capital deficit. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

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

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of July 31, 2020, there are over 2,000 digital currencies in existence.

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

Results of Operations

Results of Operations for the three months ended July 31, 2020 and 2019

Our operating results for the three months ended July 31, 2020 and 2019 is summarized as follows:

	For the three months ended
	July 31,
	2020	2019

Sales	$-	$-
Total Cost of Sales	-	-
Gross (loss)	-	-
Total operating expenses	1,068,991	47,787
Net (loss) from operations	$(1,068,991)	$(47,787)

Revenue

There was no revenue from operations for the three months ended July 31, 2020 and 2019.  We are currently looking for ways to earn additional revenues with the products that we currently have created.

Cost of Goods Sold

As there were no sales for the quarters ending July 31, 2020 and 2019, there were no cost of goods.

Gross Profit/Loss

As there were no sales or cost of  goods for the quarters ending July 31, 2020 and 2019, there were no gross profits or losses.

Operating Expenses

Our operating expenses increased by $1,021,204 to $1,068,991 for the three months ended July 31, 2020, from $47,787 for the three months ended July 31, 2019.

In the three months ended July 31, 2020 professional fees were $29,001 increasing from $90 in the three months ended July 31, 2019. Our consultant fees were reduced by $42,000 from $42,000 for the quarter ending July 31, 2019 to $0 for the quarter ending July 31, 2020. Our selling, general and administrative costs were increased by $1,033,716 to $1,039,206 for the quarter ending July 31, 2020 from $5,490 for the quarter ending July 31, 2019. The company expensed $1,038,445 in stock-based compensation during the quarter ending July 31, 2020 which is part of the selling, general, and administrative increase.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.  Our professional fees include legal, accounting, and reporting fees.

Net Income/Loss

Our net loss from operations of $1,068,991 for the three months ended July 31, 2020 consisted primarily of the stock-based compensation expense. With stock-based compensation expense of $1,038,445, we increased our overall cost of operations by $1,021,204 from $47,787 in professional fees, consultant fees, and selling, general and administrative cost for the quarter ending July 31, 2019 to $1,068,991 for the quarter ending July 31, 2020.

Results of Operations for the six months ended July 31, 2020 and 2019

Our operating results for the six months ended July 31, 2020 and 2019 is summarized as follows:

	For the six months ended
	July 31,
	2020	2019

Sales	$-	$-
Total Cost of Sales	-	-
Gross (loss)	-	-
Total operating expenses	49,280,919	112,160
Net (loss) from operations	$(49,280,919)	$(112,160)

Revenue

There was no revenue from operations for the six months ended July 31, 2020 and 2019.  We are currently looking for ways to earn additional revenues with the products that we currently have created.

Cost of Goods

Sold As there were no sales for the six months ending July 31, 2020 and 2019, there were no cost of goods.

Gross Profit/Loss

As there were no sales or cost of goods for the six months ending July 31, 2020 and 2019, there were no gross profits or losses.

Operating Expenses

Our operating expenses increased by $49,168,759 to $49,280,919 for the six months ended July 31, 2020, from $112,160 for the six months ended July 31, 2019.

In the six months ended April 30, 2020 professional fees were $39,588 increasing from $5,257 in the three months ended July 31, 2019. Our consultant fees were reduced by $50,000 from $84,000 for the six months ending July 31, 2019 to $34,000 for the six months ending July 31, 2020. Our selling, general and administrative costs were increased by $49,184,058 to $49,206,547 for the six months ending July 31, 2020 from $22,489 for the six months ending July 31, 2019.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, stock issuances as compensation, office supplies and other expenses. Our professional fees include legal, accounting, and reporting fees.

Net Income/Loss

Our net loss from operations of $49,280,919 for the six months ended July 31, 2020 which consisted primarily of the stock-based compensation expense. With the exception of the $49,204,508 stock-based compensation expense, we decreased our overall cost of operations in professional fees, consultant fees, and selling, general and administrative cost by $35,174 to $76,986 for the six months ending July 31, 2020 from $112,160 for the six months ending July 31, 2019.

Discontinued Operations

We recorded a loss of $800 from discontinued operations for the six months ended July 31, 2020.  We recorded an increase of $8,497 from discontinued operations for the six months ended July 31, 2019.

Liquidity and Capital Resources

Introduction

During the six months ended July 31, 2020 we gained $95 in cash. Our cash on hand as July 31, 2020 was $95.

Cash Requirements

We had cash available of $95 as of July 31, 2020. Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We used $30,661 in cash by operating activities for the six months ended July 31, 2020, as compared to $7,488 for the six months ended July 31, 2019.

Net cash used by operations consisted primarily of the net loss of $49,294,436 offset by non-cash expenses of $49,191,755 in stock-based compensation and $8,043 in imputed interest. Additionally, changes in assets and liabilities consisted of increases of $42,978 in accounts payable to related parties, $18,043 in accounts payable, and $2,956 in accrued interest.

Financing

We had net cash provided in financing activities of $30,756 and $7,488 for the six months ending July 31, 2020 and 2019 respectively.  Our financing activities consisted of an increase of $30,741 and $7,488 of advances made by related parties for the six months ending July 31, 2020 and 2019 respectively.  In addition, we had a $15 net increase from the proceeds of issuing stock for the six months ending July 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the six months ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBITX, Inc.

Dated: September 21, 2020		/s/ Michael Hawkins
	By:	Michael Hawkins
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 21, 2020		/s/ Michael Hawkins
	By:	Michael Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

