Form 10-Q
period 2020-10-31
OBITX, Inc.
filed 2021-01-08
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-222978

OBITX, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17 Fleming Island, FL	32003
(Address of principal executive offices)	(Zip Code)

(321) 802-2474

Registrant’s telephone number, including area code

________________________________________ (Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 15, 2020, the Company had 5,880,163 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

OBITX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2020 is not necessarily indicative of the results that can be expected for the year ending January 31, 2021.

OBITX, Inc.

and SUBSIDIARIES

Consolidated Balance Sheets

	(unaudited)	(audited)
	October 31,	January 31,
	2020	2020
ASSETS
Current assets
Cash	$65	$-
Inventory	15	-
Prepaid expenses	250	-
Current – cryptocurrencies	40,083	-
Total current assets	40,413	-
Noncurrent assets
Notes receivable from related party	1,400,000	-
Interest receivable from related party	55,232	-
Noncurrent cryptocurrencies	97,802	-
Total noncurrent assets	1,553,034
Total assets	$1,593,447	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,650	$48,940
Accounts payable related party	36,334	254,495
Due to related party	95,909	304,072
Reserve for settlements - related party	154,307	-
Total current liabilities	$297,200	$607,507
Total liabilities	$297,200	$607,507
Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 150,000 and 0 shares issued and outstanding, as of October 31, 2020 and January 31, 2020, respectively.	15	-
Series B Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 650,000 and 0 shares issued and outstanding, as of October 31, 2020 and January 31, 2020, respectively.	65	-
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 5,880,163 and 10,460,000 shares issued and outstanding, as of October 31, 2020 and January 31, 2020, respectively.	588	1,046
Additional paid in capital	54,810,898	3,500,892
Accumulated deficit	(53,515,319)	(4,109,445)
Total stockholders’ equity	$1,296,247	$(607,507)
Total liabilities and stockholders’ equity	$1,593,447	$-

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.

and SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2020	2019	2020	2019

		Restated		Restated
Revenue from services	$61,918	$-	$61,918	$-
Total cost of sales	-	-	-	-
Gross income	$61,918	$-	$61,918	$-
Selling, general, and administrative	520	460	49,201,218	22,949
Professional fees	25,135	-	64,723	5,257
Rent	1,176	3,007	1,960	3,421
Consultant fees	647,339	42,000	681,339	126,000
Total operating expenses	674,170	45,467	49,949,240	157,627
Net loss from operations	(612,252)	(45,467)	(49,887,322)	(157,627)
Other income (expense)	472,683	-	481,448	-
Gain on use of cryptocurrency assets	-	-	-	-
Net (loss) before discontinued operations	$(139,569)	$(45,467)	$(49,405,874)	$(157,627)
Income(expense) from discontinued operations	$-	$4,698	$-	$13,195
Net (loss)	$(139,569)	$(40,769)	$(49,405,874)	$(144,432)

Basic and diluted (loss) per share:
Income (Loss) per share from continuing operations	$(0.10)	$(0.00)	$(6.97)	$(0.02)
Income (Loss) per share - discontinued	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares outstanding - basic	5,872,554	$10,460,000	7,156,979	$10,460,000

See accompanying notes to unaudited consolidated financial statements.

OBITX, INC

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity for Nine Months Ended October 31, 2020

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2020	-	$-	10,460,000	$1,046	$3,500,892	$(4,109,445)	$(607,507)
Conversion of common to series B preferred	500,000	50	(5,000,000)	(500)	450		-
Conversion of accounts payable	-	-	246,317	25	1,662,640		1,662,665
Issuance of Series A preferred	150,000	15	-	-	40,137,773		40,137,788
Issuance of series B preferred	150,000	15	-	-	6,548,173		6,548,188
Imputed Interest	-	-	-	-	(52,705)	-	(52,705)
Interest receivable - related party					55,232		55,232
Shares issued for service			153,846	15	1,038,445		1,038,460
Sale of assets					1,900,000		1,900,000
Warrant exercise			20,000	2	19,998		20,000
Net loss	-	-	-	-		(49,405,874)	(49,405,874)
Balance – October 31, 2020	800,000	$80	5,880,163	$588	$54,810,898	$(53,515,319)	$1,296,247

OBITX, INC

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity for Nine Months Ended October 31, 2019

(Restated)

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2019	100,000	10	5,460,000	546	3,486,104	(3,921,253)	(434,593)
Conversion of preferred to common	(100,000)	(10)	5,000,000	500	(490)	-	-
Imputed Interest					11,427		11,427
Net loss	-	-	-	-	-	(144,432)	(144,432)
Balance – October 31, 2019	-	$-	10,460,000	$1,046	$3,497,041	$(4,065,685)	$(567,598)

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.

and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended October 31,

	2020	2019
Cash flows from operating activities:		(Restated)
Net (Loss)	$(49,405,874)	$(144,432)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	49,204,508	-
Realized gain on investment in cryptocurrency, net	143,564
Imputed interest	10,886	11,427
Decrease (Increase) in:
Accounts payable/receivable to related party, net	(22,845)	-
Accrued interest	4,449	(4,169)
Prepaid expenses and other current assets	(250)	149
Accounts payable	(18,290)	128,875
Interest receivable from related party, net	(55,232)	-
Reserve for settlement accounts	154,307	-
Net cash used in operating activities	$15,223	$(8,150)
Cash flows from financing activities:
Borrowing from (payment to) related party	(5,242)	8,150
Loss from issuance of stock, net	(9,916)	-
Net cash provided by financing activities	$(15,158)	$8,150
Net change in cash	65	-
Cash at beginning of year	-	-
Cash as of October 31,	$65	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$13	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Conversion of accounts payable to related party to common stock	$195,316	$-
Conversion of preferred stock to common stock	$-	$500
Issuance of preferred stock for inventory	$15	$-
Conversion of AP with assets held for sale	$-	$408,166
Sale of software to related party	$1,900,000	$-
Repayment to related party via cryptocurrency	$218,256	$-

See accompanying notes to unaudited consolidated financial statements.

OBITX, Inc.

Notes to Consolidated Financial Statements

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

Subsidiaries of the Company

The company had three subsidiaries which have all been discontinued. We incorporated Haute Jobs, LLC on May 10, 2018 in the state of Wyoming. We incorporated Campaign Pigeon, LLC on May 10, 2018 in the state of Wyoming. We incorporated altCUBE, Inc., on June 4, 2018 in the state of Wyoming. The subsidiaries were consolidated for the three and nine months ended October 31, 2019. None of the subsidiaries conducted business in the three months and nine months ended October 31, 2020.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on October 31, 2020, and January 31, 2020.

For the nine months ended October 31, 2020 there was $0 in accounts receivable and $0 for the year ended January 31, 2020.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had $65 and $0 cash equivalents as of October 31, 2020, or January 31, 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three and nine month ending October 31, 2020 and October 31, 2019.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2020 and the year ended January 31, 2020, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Related Party Transactions

The Company entered a Line of Credit with BOTS, Inc., (formerly known as MCIG, Inc.), for up to $500,000 in funding on November 1, 2016. The Line of Credit terminated on April 30, 2019. It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was reinstated and increased to $1,000,000 on January 1, 2018 and expired January 1, 2020. On August 30, 2020 the Company entered into a settlement agreement with BOTS and paid the debt in full with 27,000,000 BIT tokens. Total payment of BIT tokens equated to $223,479 (see Note 10 - Cryptocurrency Assets). As of October 31, 2020, and January 31, 2020, the amount outstanding on the Line of Credit owed to BOTS was $0 and $218,257, respectively. The imputed interest of this line of credit for the three and nine months (as adjusted for payoff) ended October 31, 2020 was $2,546 and $10,185, respectively.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time. The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation. It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of October 31, 2020, and January 31, 2020 the outstanding balance owed on the line of credit was $95,909 and $85,815, respectively. The accrued interest for the nine months ended October 31, 2020 and the year ended January 31, 2020 was $12,865 and $8,412 respectively. The interest expense for the three months and nine months ended October 31, 2020 was $1,495 and $4,451, respectively.

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

During the nine months ending October 31, 2020 Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an accounts payable to related party. The total amount owed by the Company to Overwatch Partners as of October 31, 2020 was $36,334. The imputed interest of this outstanding balance for the three and nine months ended October 31, 2020 was $460 and $701 respectively.

On April 22, 2020 the Company converted $104,988 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 5. Stockholder’s Equity)

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by MCIG, Inc., into 500,000 shares of Series B Preferred stock. MCIG is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms (see Note 5).

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock however, the liquidity of the stock on the exchange is inadequate for liquidation.

The Company has reclassified $154,307 of accounts payable – related party as a reserve for settlement – related party. The Company has reclassified this debt as management believes the fees represented by this amount that are due to the former CEO and several employees who worked directly for the former CEO in other projects are not due. Furthermore, if the fees were due, we believe we have offsetting transactions owed the Company by the former CEO. The Company has not proceeded with any legal actions at this time against the former CEO. We will continue to seek settlement of this amount allegedly owed.

Note 5. Stockholders’ Equity

Common Stock

As of October 31, 2020 and January 31, 2020, the Company had 200,000,000 common shares authorized, with 5,880,163 and 10,460,000 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020 the Company recorded the following stock-based compensation as part of the accounts payable conversion action:

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$104,988	130,128	$878,364	$773,377
Brandy Craig	68,995	88,455	597,071	528,076
Law Offices of Carl G Hawkins	6,333	8,504	57,402	51,069
Thomas G Amon	15,000	19,230	129,803	114,803
Total	$195,316	246,317	$1,662,640	$1,467,325

On April 17, 2020 the Company issued 153,846 shares of common stock to Andrus Nomm in settlement of any potential liabilities the Company had due to the termination of his employment agreement. The common stock was booked as stock-based compensation in the amount of $1,038,446.

On September 1, 2020 the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

 Preferred Stock

Series A Preferred

As of October 31, 2020 and January 31, 2020, the company had 1,000,000 Series A Preferred shares, par value $0.0001, authorized, with 150,000 and 0 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock after 2 years since its issuance. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. The Series A Preferred stock votes 1,000 shares of common stock for every 1 share. Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock.

During the nine months ending October 31, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15. Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp. The Company recorded the transaction at FMV of $40,137,788 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of October 31, 2020 and January 31, 2020, the company had 1,000,000 Series B Preferred shares, par value $0.0001, authorized, with 650,000 and 0 Series B Preferred shares issued and outstanding, respectively. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock and Series A Preferred.

During the nine months ending October 31, 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,548,188 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

BOTS, Inc., (formerly known as MCIG, Inc.) converted 5,000,000 of its common shares into 500,000 shares of Series B Preferred stock. The conversion was according to the terms of the Series B Preferred stock and as such there was no gain or loss on the transaction. BOTS may not convert the Series B Preferred shares into common shares until 24 months have expired from the transaction.

Note 6. Basic Income per Share

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2020	2019	2020	2019
Basic and diluted (loss) per share:
Income (Loss) per share from continuing operations	$(0.10)	$(0.00)	$(6.97)	$(0.02)
Income (Loss) per share - discontinued	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average shares outstanding - basic	5,872,554	10,460,000	7,156,979	10,460,000

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

Note 7. Discontinued Operations

On January 31, 2020 the company impaired the 420Cloud software, which was made effective on January 31, 2018. The Company recognized the following revenue (expense) from its discontinued operations for nine months ended October 31:

	2020	2019

Other income (loss)	$-	$8,497
Total income (expense) from discontinued operations	$-	$8,497

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

A summary of warrant activity for three and nine months ended October 31, 2020 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2020	3,000,000	$1.00

Exercised	20,000	$1.00
Granted	-	$1.00
Cancelled	250,000	$1.00
Warrants outstanding at July 31, 2020	2,730,000	$1.00

Note 9. Sale of Assets to Related Party

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is thinly traded on the OTC Markets and since it was related party the credit is to equity.

Note 10. Cryptocurrency Assets

During the three months ended October 31, 2020 the Company started transacting business with cryptocurrency assets. The Company records the asset as an Intangible Asset with Infinite Life. We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets. Cryptocurrency that do not trade on a market or have limited liquidity as classified as Non-current Intangible Assets. The following chart shows our cryptocurrency assets held for the three and nine months ended October 31, 2020:

OBITX Cryptocurrency Holdings
Current Assets
Coin Symbol	Quantity	Cost Basis	FMV
HEX	15,681,861	40,083	143,630
Total for period ending 10/31/20		40,083	143,630

Non-Current Assets
Coin Symbol	Quantity	Cost Basis	FMV
PRES	2,000,000	14,917	19,675
BIT	20,720,420	82,885	235,260
Total for period ending 10/31/20		97,802	254,935

During the three months ended October 31, 2020 the Company expended the following cryptocurrency. We recognized revenue for the amount of the transaction above the cost basis in which we had a definitive agreement. Additionally, in accordance with IRS policies and standards for transacting with cryptocurrencies, we allocated the price of the cryptocurrency on the date the transaction occurred. Where the transferred amount exceeded the cost basis, we recognized revenue and when the cost basis was below the cost basis we recorded a reduction to revenue.

OBITX Cryptocurrency Holdings
From/TO	Quantity (BIT)	Cost Basis	Fair Value	Revenue
Overwatch	700,000	$(2,111)	$5,921	$3,811
Overwatch	43,038,800	(175,000)	364,065	189,065
Paul Rosenberg	30,742,000	(125,000)	254,452	129,452
Andrus Nomm	2,766,780	(11,250)	22,901	11,651
BOTS	27,000,000	(109,785)	223,479	113,694
Total for period ending 10/31/20				$447,673

Note 11. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

The Company reports all financial information required in accordance with generally accepted accounting principles (GAAP). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information because it is useful to understand OBITX’s performance that many investors believe may obscure OBITX’s ongoing operational results.

For example, OBITX uses non-GAAP net income (Adjusted Net Income), which excludes stock-based compensation, amortization of acquired intangible assets, impairment of intangible assets, costs from acquisitions, restructurings and other infrequently occurring items, non-cash deferred tax provision and litigation and related settlement costs. OBITX uses EBITDA and Adjusted Net Income, which adjusts net income (loss) for amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, gains or losses on dispositions, pro forma adjustments to exclude lines of business that have been acquired during the periods presented, current cash tax provision, depreciation, and interest expense (income), net.

The company believes that excluding certain costs from Adjusted Net Income and EBITDA provides a meaningful indication to investors of the expected on-going operating performance of the company. Whenever OBITX uses such historical non-GAAP financial measures, it provides a reconciliation of historical non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measure.

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three and nine months ended October 31, 2020 and 2019, respectively.

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2020	2019	2020	2019

Revenue from services	$701,709	$-	$2,629,325	$-
Total cost of sales	447,672	-	447,672	-
Gross income	$254,037	$-	$2,181,653	$-
Selling, general, and administrative	520	460	(3,290)	1,847
Professional fees	25,135	-	64,723	5,257
Rent	1,176	3,007	1,960	3,421
Consultant fees	45,360	42,000	79,360	126,000
Total operating expenses	72,191	45,467	142,753	136,525
Net loss from operations	181,846	(45,467)	2,038,900	(136,525)
Other income (expense)	-	-	-	-
Gain on use of cryptocurrency assets	-	-	-	-
Net (loss) before discontinued operations	$181,846	$(45,467)	$2,038,900	$(136,525)
Income (expense) from discontinued operations	$-	$-	$-	$-
Net (loss)	$181,846	$(45,467)	$2,038,900	$(136,525)

Basic and diluted (loss) per share:
Income (Loss) per share from continuing operations	$0.03	$(0.00)	$0.30	$(0.02)
Income (Loss) per share - discontinued	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average shares outstanding - basic	5,863,644	$10,460,000	6,889,892	$8,811,648

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three and nine months ended October 31, 2020 and 2019, respectively.

Adjusted Net Income Reconciliation

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2020	2019	2020	2019

CONSOLIDATED STATEMENT OF OPERATIONS:
Net Income (Loss)	$(139,569)	$(40,769)	$(49,406,676)	$(144,432)
Interest	2,605	-	21,458	21,102
Depreciation and amortization	-	-	-	-
EBITDA	$(136,964)	$(40,769)	$(49,385,218)	$(123,330)

Stock based compensation	-	-	49,204,508	-
Cryptocurrency gains (IFRS guidelines)	164,503	-	164,503	-
Gains not in ordinary course of business	-	-	1,900,000	-
Adjustments for settlement reserves	154,307	-	154,307	-
Adjustment for discontinued operations	-	(4,698)	800	(13,195)
Adjusted net income	$181,846	$(45,467)	$2,038,900	$(136,525)

Note 12. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three and nine months ending October 31, 2020 and October 31, 2019.

Note 13. Explanation of Our Restatement

The Company is filing a restatement of its three and nine month Statements of Operations for the period ending October 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 24, 2020 (the “Original Report”). The financial statements contained in our Quarterly Report on Form 10-Q for the period ended October 31, 2019 require restatement in order to correct the presentation of amortization of the software as a cost of good that had been previously impaired. In addition, certain other expenses were adjusted accordingly with a realization of income from discontinued operations added. The changes in our consolidated Statements of Operations are summarized, below.

	For the three months ended			For the nine months ended
	October 31, 2019			October 31, 2019
	Original	Change	Restated	Original	Change	Restated

Depreciation expense	$(121,159)	$121,159	$-	$(363,477)	$363,477	$-
Total cost of sales	(121,159)	121,159	-	(363,477)	363,477	-
Gross loss	$(121,159)	$121,159	$-	$(363,477)	$363,477	$-
Selling, general, and administrative	711	(251)	460	5,272	17,677	22,949
Professional fees	-	-	-	5,256	1	5,257
Rent	-	3,007	3,007	-	3,421	3,421
Consultant fees	42,000	-	42,000	126,000	-	126,000
Bad debt expense	-	-	-	4,500	(4,500)	-
Amortization & depreciation expense	646	(646)	-	1,938	(1,938)	-
Total operating expenses	$43,457	$2,010	$45,467	$142,966	$14,661	$157,627
Net loss from operations	$(164,516)	$119,049	$(45,467)	$(506,443)	$348,816	$(157,627)
Other income (expense)	(1)	1	-	-	-	-
Net income (loss) before discontinued operations	$(164,517)	$119,050	$(45,467)	$(506,443)	$348,816	$(157,627)
Income from discontinued operations	-	4,698	4,698	-	13,195	13,195
Net loss	$(164,517)	$119,050	$(40,769)	$(506,443)	$362,011	$(144,432)

Note 14. Subsequent Event

On December 5, 2020 the Law Offices of Carl G Hawkins elected to exercise a portion of his warrant where 20,000 shares of common stock were issued for the reduction of $20,000 in debt. Concurrently, Epic Industry Corp elected to exercise a portion of its warrant where 35,000 shares of common stock was issued for the reduction of $35,000 in accounts payable to related party.

On December 5, 2020 APO Holdings, LLC converted its outstanding debt in the amount of $97,404.16 at $2.50 per share for a total of 38,962 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

The Company has incurred significant losses since inception and as of October 31, 2020 has a working capital deficit. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

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

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of October 31, 2020, there are over 2,000 digital currencies in existence.

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

Results of Operations

Results of Operations for the three months ended October 31, 2020 and 2019

Our operating results for the three months ended October 31, 2020 and 2019 is summarized as follows:

	For the three months ended
	October 31,
	2020	2019

Sales	$61,918	$-
Total Cost of Sales	-	-
Gross (loss)	$61,918	-
Total operating expenses	674,170	45,467
Net (loss) from operations	$(612,252)	$(45,467)

Revenue

The company recognized $61,918 in revenue from operations for the three months ended October 31, 2020 as compared to $0 revenue for the three months ended October 31,2019. The revenue was generated for consulting services provided to two clients.

Cost of Goods Sold

The company recognized no cost for services provided for the three months ending October 31, 2020 and 2019.

Gross Profit/Loss

The company recognized $61,918 in gross profit from operations for the three months ended October 31, 2020 as compared to $0 gross profit for the three months ended October 31,2019.

Operating Expenses

Our operating expenses increased by $628,703 to $674,170 for the three months ended October 31, 2020, from $45,467 for the three months ended October 31, 2019.

In the three months ended October 31, 2020 professional fees were $25,135 increasing from $0 in the three months ended October 31, 2019. Our consultant fees increased by $605,339 from $42,000 for the quarter ending October 31, 2019 to $647,339 for the quarter ending October 31, 2020. Our selling, general and administrative costs were increased by $60 to $520 for the quarter ending October 31, 2020 from $460 for the quarter ending October 31, 2019.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies, stock issuance as compensation, and other expenses. Our professional fees include legal, accounting, and reporting fees.

Net Income/Loss

Our net loss of $139,569 for the three months ended October 31, 2020 consisted primarily of the consulting expense and offset by other income. With consulting expenses $647,339, we increased our overall cost of operations by $628,703 from $45,467 in professional fees, consultant fees, and selling, general and administrative cost for the quarter ending October 31, 2019 to $674,170 for the quarter ending October 31, 2020.

Results of Operations for the nine months ended October 31, 2020 and 2019

Our operating results for the nine months ended October 31, 2020 and 2019 is summarized as follows:

	For the nine months ended
	October 31,
	2020	2019

Sales	$61,918	$-
Total Cost of Sales	-	-
Gross (loss)	61,918	-
Total operating expenses	49,949,240	157,627
Net (loss) from operations	$(49,887,322)	$(157,627)

Revenue

The company recognized $61,918 in revenue from operations for the nine months ended October 31, 2020 as compared to $0 revenue for the nine months ended October 31,2019. The revenue was generated for consulting services provided to two clients.

Cost of Goods Sold

The company recognized no cost for services provided for the nine months ending October 31, 2020 and 2019.

Gross Profit/Loss

The company recognized $61,918 in gross profit from operations for the nine months ended October 31, 2020 as compared to $0 gross profit for the nine months ended October 31,2019.

Operating Expenses

Our operating expenses increased by $49,791,613 to $49,949,240 for the nine months ended October 31, 2020, from $157,627 for the nine months ended October 31, 2019.

In the nine months ended October 31, 2020 professional fees were $64,723 increasing from $5,257 in the nine months ended October 31, 2019. Our consultant fees increased by $555,339 from $126,000 for the nine months ending October 31, 2019 to $681,339 for the nine months ending October 31, 2020. Our selling, general and administrative costs were increased by $49,178,269 to $49,201,218 for the nine months ending October 31, 2020 from $22,949 for the nine months ending October 31, 2019.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, stock issuances as compensation, office supplies and other expenses. Our professional fees include legal, accounting, and reporting fees.

Net Income/Loss

Our net loss of $49,405,874 for the nine months ended October 31, 2020 which consisted primarily of the stock-based compensation expense. With the exception of the $49,204,508 stock-based compensation expense, we increased our net loss by $49,261,442 to $49,405,874 for the nine months ending October 31, 2020 from $157,627 for the nine months ending October 31, 2019.

Discontinued Operations

We recorded a loss of $0 and $13,195 from discontinued operations for the nine months ended October 31, 2020 and 2019. We recorded an increase of $13,195 from discontinued operations for the nine months ended October 31, 2019.

Liquidity and Capital Resources

Introduction

During the nine months ended October 31, 2020 we gained $65 in cash. Our cash on hand as October 31, 2020 was $65.

Cash Requirements

We had cash available of $65 as of October 31, 2020. Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing and the use of cryptocurrencies to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We generated $15,223 in cash by operating activities for the nine months ended October 31, 2020, as compared to using $8,150 for the nine months ended October 31, 2019.

Net cash used by operations consisted primarily of the net loss of $49,405,874 offset by non-cash expenses of $49,204,508 in stock-based compensation, $10,886 in imputed interest, and $143,564 realized gain on investment in cryptocurrencies. Additionally, changes in assets and liabilities consisted of increases of $22,845 in accounts payable to related parties, $18,290 in accounts payable, $250 in prepaid expenses, $55,232 in interest receivable from a related party, and $4,449 in accrued interest with an offset of $154,307 in reserves for potential legal settlements.

Financing

We had net cash used in financing activities of $15,158 for the nine months ending October 31, 2020 as compared to a gain of $8,150 for the nine months ending October 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the nine months ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OBITX, Inc.

Dated: January 3, 2021	By:	/s/ Michael Hawkins
Michael Hawkins
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: January 3, 2021	By:	/s/ Michael Hawkins
Michael Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

