Form 10-K
period 2021-01-31
OBITX, Inc.
filed 2021-05-17
CIK 1730869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

Commission file number 000-56142

OBITX, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	81-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17, Fleming Island, FL 32003

(Address of principal executive offices)

Registrant’s telephone number: (321) 802-2474

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $311,294. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding	6,074,125

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2021).

NONE

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “OBITX, Inc.”, “OBITX”, “we”, “our”, the “Company” and similar terms refer to OBITX, Inc., a Delaware corporation. In addition, when used herein and unless specifically set forth to the contrary, “2021” refers to the year ended January 31, 2021, and “2020” refers to the year ended January 31, 2020.

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

The Company has incurred significant losses since inception and as of January 31, 2021 has a working capital deficit. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

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

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2021, the total value of all cryptocurrencies exceeds one trillion dollars.

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

DESCRIPTION OF SUBSIDIARIES

There were no subsidiaries consolidated for the year ended January 31, 2021 and three subsidiaries that were incorporated into the financials of OBITX for the year ended January 31, 2020.  All three subsidiaries were closed and the operations discontinued.  These three subsidiaries include altCUBE, Inc., which was incorporated on June 4, 2018 in the state of Wyoming. altCUBE, Inc. was created to provide services in the arena of promoting individual advertising solutions and enabling access to the financial crypto global market, providing modern, efficient, clean and intuitive user interface. The second was Campaign Pigeon, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Campaign Pigeon, LLC was created to provide services in the arena of online marketing and generating advertising. The third subsidiary was Haute Jobs, LLC, which was incorporated on May 10, 2018 in the state of Wyoming. Haute Jobs, LLC was created to provide services in the arena of job marketing and matching services, to perform an as an employment center.

EMPLOYEES AND CONSULTANTS

As of January 31, 2021, the Company has 1 employee, the Company’s CEO/CFO. There are currently 3 consultants who fulfill a majority of the sales and marketing aspects of the business operations. Current management receives no base salary and is paid 10% of the gross sales earned by the Company.

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

We are not profitable and have incurred losses since our inception. We expect to continue to incur losses for the foreseeable future, and these losses could increase as we continue to work to develop our business. We were previously engaged in internet marketing and social media advertising. In late 2019, we determined to instead pursue a blockchain and cryptocurrency related business. Currently, our primary operations are focused on our cryptocurrency business incubation and general corporate services. This strategy, like our prior ones, may not be successful, and we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have a history of operating losses, and we may not be able to achieve or sustain profitability.

We have experienced recurring losses and negative cash flows from operations. As of January 31, 2021, we had approximate balances of cash and cash equivalents of $35, a total stockholders' equity of $1,539,182, and an accumulated deficit of $53,408,035. To date, we have, in large part, relied on equity financings to fund our operations.

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

We may acquire other businesses, form joint ventures, or acquire other companies or businesses that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense; notwithstanding the foregoing, our growth may depend on our success in uncovering and completing such transactions.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).  Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting.  Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  To remediate any material weaknesses, our management has been implementing, and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.  We believe that these actions will remediate the material weakness.

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

As a result of our investments, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrencies we own or have acquired may be deemed an investment security by the SEC, although we do not believe any of the cryptocurrencies we own or have acquired are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of January 31, 2021, we do not believe we are an inadvertent investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities or cryptocurrency or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•	continued worldwide growth in the adoption and use of cryptocurrencies as a medium to exchange;

•	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the bitcoin blockchain through mining pools;

•	the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to cryptocurrencies; and

•	negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

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

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

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

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any cryptocurrency’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a cryptocurrency as a medium of exchange and payment method may always be low.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin or any other cryptocurrencies we acquire or hold for our own account.

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

Our business will depend upon entering into agreements with customers to use our services and software solutions, as well as our consulting services.

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

If, with respect to any claim against us for violation of third party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non--infringing intellectual property or otherwise alter our business practices on a timely or cost- efficient basis, our business and competitive position could be materially adversely affected. Many companies may be devoting significant resources to obtaining patents that could potentially cover aspects of our business. We have not exhaustively searched patents relevant to our technologies and business and, therefore, it is possible that we may unknowingly infringe the patents of others.

Any claims of infringement, misappropriation or related allegations, whether or not meritorious, would be time-consuming, divert technical and management personnel and be costly to resolve. We do not presently have funds to defend any such claims without materially impacting funds for the development of our products and services. As a result of any such dispute, we may have to develop non--infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, certain of our potential suppliers may not indemnify us for third party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses and result in a loss of business.

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

The cryptoeconomy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets, and indicated that FinCEN is planning to release new requirements relating to crypto asset activities. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptocurrencies, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes.

The cryptoeconomy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may effect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board, or the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to in regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

Future developments regarding the treatment of crypto assets for U.S. federal income and foreign tax purposes could adversely impact our business.

Due to the new and evolving nature of crypto assets and the absence of comprehensive legal guidance with respect to crypto asset products and transactions, many significant aspects of the U.S. federal income and foreign tax treatment of transactions involving crypto assets, such as the purchase and sale of Bitcoin and other crypto assets on our platform, as well as the provision of staking rewards and other crypto asset incentives and rewards products, are uncertain, and it is unclear what guidance may be issued in the future on the treatment of crypto asset transactions for U.S. federal income and foreign tax purposes.

In 2014, the IRS released a notice, or IRS Notice, discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions”, or the Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the IRS Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions. Moreover, although the Ruling & FAQs address the treatment of forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions including, but not limited to staking rewards and other crypto asset incentives and rewards products that we offer. Although we believe our treatment of crypto asset transactions is consistent with existing guidance provided by the IRS, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset products, it is possible the IRS may disagree with our treatment of certain of our crypto asset offerings for U.S. federal income tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and the vitality of our platforms outside of the United States.

There can be no assurance that the IRS or other foreign tax authority will not alter its existing position with respect to crypto assets in the future or that a court would uphold the treatment set forth in the IRS Notice and the Ruling & FAQs. It is also unclear what additional guidance may be issued in the future on the treatment of existing crypto asset transactions and future crypto asset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto asset products and transactions could result in adverse tax consequences for holders of crypto assets and could have an adverse effect on the value of crypto assets and the broader crypto assets markets. Future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of crypto asset transactions impacts our customers, and could impact our business, both domestically and abroad.

Although we believe we are compliant with U.S. federal income tax reporting and withholding requirements with respect to customer cryptocurrency transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through Form W, backup withholding, and Form 1099 reporting obligations, is not entirely clear for all of the crypto asset transactions that we facilitate. It is likely that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto asset transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which could adversely affect our financial position.

Similarly, it is likely that new rules for reporting crypto assets under the “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.

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

Our independent registered public accounting firms, in their audit reports related to our financial statements for the period ended January 31, 2021, expressed doubt about our ability to continue as a going concern.

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

We are required to include in our quarterly and annual reports the conclusion of our principal executive and principal financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by the report. In addition, in connection with our annual report, we are required to provide management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Management has concluded that our internal control over financial reporting was not effective because of material weaknesses that included:

•	lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
•	inadequate segregation of duties consistent with control objectives;
•	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and
•	ineffective controls over period end financial disclosure and reporting processes.

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

Competition for key technical personnel in highly- technical industries such as ours is intense. We believe that our future success depends in large part on our ability to hire, train, retain and leverage the skills of qualified software engineers, programmers and other highly skilled personnel needed to maintain and grow our network and related technology and develop and successfully implement our products and technology. We may not be as successful as our competitors at recruiting, training, retaining and utilizing this highly skilled personnel. In particular, we may have more difficulty attracting or retaining highly skilled personnel during periods of poor operating performance. Any failure to recruit, train and retain highly skilled employees could negatively impact our business and results of operations.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 200,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

Epic Industry Corp. and Overwatch Partners, Inc. own, collectively, 100% of the issued and outstanding Series A Preferred shares of the Company, as of the date of this report. As a result, these two companies, both which are primarily managed by Michael Hawkins, will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock. As the Series A Preferred Stock votes on a 1,000:1 basis of common stock, Michael Hawkins essentially has 66.0% voting control of the Company.

The interests of the dominant stockholders may conflict with the interests of our other stockholders.

Our corporate governance guidelines address potential conflicts between a director’s interests and our interests, and requires our employees and directors to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with BOTS, Inc.

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

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as an equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock is currently subject to the penny stock rules, and it is probable that our common stock will continue to be considered to be a penny stock for the immediately foreseeable future. This classification materially and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker--dealer approve a person’s account for transactions in penny stocks, and the broker--dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

To approve a person’s account for transactions in penny stocks, the broker--dealer must obtain financial information, investment experience and objectives of that person and make a reasonable determination that transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker--dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker--dealer made the suitability determination, and
•	that the broker--dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to, both, the broker--dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker--dealers may desire to not engage in the necessary paperwork and disclosures required to sell our common stock, and broker--dealers may encounter difficulties in their attempt to sell our common stock, which may affect the ability of holders to sell our common stock in the secondary market and have the effect of reducing trading activity in the secondary market of our common stock. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity of our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will continue to be subject to such penny stock rules for the foreseeable future and our stockholders will, quite probably, have difficulty selling our common stock.

Sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTCQB is not such a system, market- based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non--affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

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

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions:

•	the stock trades at a price less than $5.00 per share;
•	it is not traded on a “recognized” national exchange; or
•	it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Markets under the symbol OBTX. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB since the company began trading in March 2020. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
March 13, 2020 through April 30, 2020	$0.50	$14.10
May 1, 2020 through July 31, 2020	$0.75	$4.45
August 1, 2020 through October 31, 2020	$0.27	$1.03
November 1, 2020 through January 31, 2021	$0.36	$3.50

The closing price of our common stock as reported on the OTCQB Marketplace was $2.99 on April 30, 2021.

(b) Holders

As of January 31, 2020, and 2021, there were approximately 69 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

In April 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15. Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp. The Company recorded the transaction at FMV of $40,137,788 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

In May 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,548,188 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

(f) Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended January 31, 2021 and 2020, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

Components of Revenue

Services revenue. We generate substantially all our services revenue via consulting services and software development. The transaction fee earned is based on the price and quantity of any crypto asset that is used as part of payment.

Subscription revenue. We primarily generate revenue from subscriptions is through mining and staking of our current and non-current crypto assets. We derive staking revenue from transaction validation on a proof-of-stake blockchain when one of our nodes successfully creates or validates a block. Revenues are recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Staking revenue is driven by quantity, price, and rewards rate of the staked crypto asset. Mining is the process by which new blocks are created, and thus new transactions are added to the blockchain.

Other revenue. Other revenue includes the sale of crypto assets. We record the total value of the sale as revenue and the cost of the crypto asset in operating expense. Other revenue also includes interest income earned primarily on our cash and cash equivalents. Interest income is calculated using the interest method and depends on the balance of cash and cash equivalents as well as the prevailing interest rate environment. It also includes the gain or loss of our crypto assets at fair market value, as adjusted.

Our operating results for the years ended January 31, 2021 and 2020 are summarized as follows:

	For the year ended January 31,
	2021	2020
Revenue	$927,514	$-
Cost of Sales	423,145	-
Gross Profit (Loss)	504,369	-
Expenses	49,975,217	168,028
Net Income (Loss) from operations	$(49,470,848)	$(168,028)

Revenue

The company recognized $927,514 in revenue from operations for the year ended January 31, 2021 as compared to $0 revenue for the year ended January 31, 2020.  The revenue consisted of $61,918 in consulting services and $865,596 in cryptocurrency sales/transfers.

Cost of Goods Sold

The company recognized $423,145 as a cost basis for the cryptocurrency assets sold for the year ended January 31, 2021 and $0 for the year ended January 31, 2020.

Gross Profit/Loss

The company recognized $694,357 in gross profit from operations for the year ended January 31, 2021 as compared to $0 gross profit for the year ended January 31, 2020.

Operating Expenses

Our operating expenses for the year ended January 31, 2021, was $49,975,217 compared to $168,028 for the year ended January 31, 2020.  Our total operating expenses for the year ended January 31, 2021, of $49,975,217 consisted of $47,699,361 of selling, general and administrative [which consisted of $47,697,719 of Series A and Series B Preferred stock issued at FMV] expenses, professional fees of $87,728, stock based compensation of $1,506,789, and consulting expense of $681,339. Our general and administrative expenses consist of bank charges, marketing and advertising, rent, telephone expenses, meals and entertainments, travel, computer and internet expenses, postage and delivery, office supplies and other expenses.

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

Net Loss from Operations

There was a net loss from operations of $49,470,848 for the year ended January 31, 2021 compared with a loss from operations of $168,028 and a net loss of $191,718 for the year ended January 31, 2020. Our sales increased by $1,117,502 for the year ending January 31, 2021 compared to the year ended January 31, 2020.  There was an increase in our operating expenses of $49,807,189.

Liquidity and Capital Resources

Introduction

During the period ended January 31, 2021, we had a net cash increase of $35. Our cash on hand as of January 31, 2021 was $35.

Cash Requirements

We had cash available of $35 as of January 31, 2021. We currently use approximately $4,000 per month of cash in the operations of our business. The company has relied upon related parties to fund the company along with the raising of capital. The company will require $30,000 to maintain operations for the next 12-month period at its current rate of spending.

Sources and Uses of Cash

Operations

We gained $62,838 in cash by operating activities for the year ended January 31, 2021 as compared to using $16,558 for the year ended January 31, 2020. Net cash used by operations consisted primarily of the net loss of ($49,298,590) offset by non-cash activities of $49,204,508 in stock-based compensation, $69,443 of imputed interest and $114,125 in realized gain in cryptocurrency, net.  Changes in assets and liabilities consisted of an increase of $830 in prepaid expenses, accrued interest of $90,435, current cryptocurrencies of $40,083 and accounts payable of $3,290, offset by a decrease in accounts payable to related parties of $107,990.

Investing

We expended $97,803 in cash in investing activities for the year ended January 31, 2021 as compared to $0 for the year ended January 31, 2020. Cash expended through investing activities consisted of the acquisition of non-current cryptocurrencies of $97,803 for the year ended January 31, 2021.

Financing

We had net cash provided in financing activities of $35,000 for the year ended January 31, 2021 and $16,558 for the year ended January 31, 2020.  Our financing activities consisted solely net proceeds from the issuance of stock of $35,000 for the year ended January 31, 2021 and of $16,558 from borrowing from related parties for the year ended January 31, 2020.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OBITX, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of OBITX Inc. and its subsidiaries (“the Company”) as of January 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year ended January 31, 2021, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of January 31, 2021, the Company suffered losses from operations in all years since inception and has a nominal working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

 /s/ Weinstein International CPA

We have served as the Company's auditor since 2021.

Tel Aviv, Israel

May 13, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of OBITX, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OBITX, Inc. (the Company) as of January 31, 2020 and the related consolidated statement of operations, shareholder’ equity (deficit), and cash flow for the years ended January 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and the results of its operations and its cash flows for the years ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We served as the Company’s auditor for the fiscal year ending January 31, 2019.

Houston, TX
June 2, 2020

OBITX, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS

	for the year ending January 31,
	2021	2020
Current Assets
Cash	$35	$-
Interest receivable	90,435	-
Inventory	15	-
Current cryptocurrencies, net	122,883	-
Prepaid expenses	830	-
Total current assets	$214,198	$-
Cryptocurrency, net	97,803	-
Loan Receivable	1,400,000	-
Total assets	$1,712,001	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,650	$48,940
Accounts payable related party	12,862	254,495
Due to Related Party	-	304,072
Reserve for legal settlements	154,307	-
Total current liabilities	$172,819	$607,507
Total Liabilities	$172,819	$607,507
Stockholders' equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 150,000 and 0 shares issued and outstanding, as of January 31, 2021 and 2020, respectively.	15	-
Series B Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 150,000 and 0 shares issued and outstanding, as of January 31, 2021 and 2020, respectively.	65	-
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 5,974,125 and 10,460,000 shares issued and outstanding, as of January 31, 2021 and 2020, respectively.	597	1,046
Imputed interest	69,443	-
Additional paid in capital	54,877,097	3,500,892
Accumulated deficit	(53,408,035)	(4,109,445)
Total stockholders' equity	$1,539,182	$(607,507)
Total liabilities and stockholders' equity	$1,712,001	$-

See accompanying notes to audited consolidated financial statements.

OBITX, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended
	January 31,
	2021	2020

Revenue from services	$927,514	$-
Total cost of sales	423,145	-
Gross Loss	$504,369	$-
Selling, general, and administrative	47,699,361	5,271
Professional fees	87,728	5,257
Stock based compensation	1,506,789	-
Consultant fees	681,339	157,500
Total operating expenses	$49,975,217	$168,028
Net loss from operations	(49,470,848)	(168,028)
Other income (expense)	172,257	(23,690)
Net(loss) before discontinued operations	$(49,298,591)	$(191,718)
Income(expense) from discontinued operations	$-	$3,526
Net (loss)	$(49,298,591)	$(188,192)

Basic and diluted (loss) per share:
Income(Loss) per share from continuing operations	$(7.20)	$(0.02)
Income(Loss) per share	$(7.20)	$(0.02)
Weighted average shares outstanding - basic	6,842,909	$9,227,123
See accompanying notes to audited consolidated financial statements.

OBITX, INC
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Income	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2019	100,000	10	5,460,000	546	3,486,104	(3,921,253)	(434,593)
Conversion of preferred to common	(100,000)	(10)	5,000,000	500	(490)	-	-
Imputed Interest					15,278		15,278
Net loss	-	-	-	-	-	(188,192)	(188,192)
Balance – January 31, 2020	-	$-	10,460,000	$1,046	$3,500,892	$(4,109,445)	$(607,507)
Conversion of common to series B preferred	500,000	50	(5,000,000)	(500)	450		-
Conversion of accounts payable	-	-	246,317	25	1,663,510		1,663,535
Issuance of Series A preferred	150,000	15	-	-	41,068,419		41,068,434
Issuance of series B preferred	150,000	15	-	-	6,629,300		6,629,315
Stock issued in warrant exercise			75,000	7	74,993		75,000
Stock issued for services			192,808	19	1,954,811		1,954,830
Imputed Interest	-	-	-	-	54,165		54,165
Net loss	-	-	-	-	-	(49,298,591)	(49,298,591)
Balance – January 31, 2021	800,000	$80	5,974,125	$597	$54,946,540	$(53,408,035)	$1,539,182

The accompanying notes are an integral part of these audited financial statements.

OBITX, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the year ended January 31,
	2021	2020
Cash flows from operating activities:
Net (Loss)	$(49,298,590)	$(188,192)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	49,204,508	-
Realized gain from cryptocurrency, net	114,125
Imputed interest	69,443	15,278
Decrease (Increase) in:
Accrued interest	(90,435)	-
Prepaid expenses and other current assets	(830)	149
Current portion of intangible assets (cryptocurrencies)	(40,083)	-
Accounts payable to related parties	107,990	-
Accounts payable	(3,290)	156,207
Net cash gained in operating activities	$62,838	$(16,558)
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of intangible assets (cryptocurrencies)	(97,803)	-
Net cash used in investing activities	(97,803)	-
Cash flows from financing activities:
Borrowing from (payment to) related party	-	16,558
Proceeds from issuance of stock, net	35,000	-
Net cash provided by financing activities	$35,000	$16,558
Net Change in Cash	35	-
Cash at Beginning of Year	-	-
Cash at End of Year	$35	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Reduction of debt in exchange for assets held for sale	$-	$408,166
Conversion of preferred stock to common stock	$-	$500
Conversion of accounts payable to related party to common stock	$195,316	$-
Conversion of common stock to preferred stock	$500	$-
Issuance of preferred stock for inventory	$15	$-
Warrant exercise through conversion of accounts payable	$40,000	$-
Conversion of debt with stock	$97,404	$-
Conversion of debt through sale of cryptocurrencies	$218,256	$-

See accompanying notes to audited consolidated financial statements.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. The Company has recognized $0 as a capital asset for the year ended January 31, 2021 and 2020.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on January 31, 2021, and January 31, 2020.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of January 31, 2021, or January 31, 2020.

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

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0 for the year ended January 31, 2021 and $0 for the year ended January 31, 2020.

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

Fair Value Measurements

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1:	Quoted prices in active markets for identical instruments;
- Level 2:	Other significant observable inputs (including quoted prices in active markets for similar instruments);
- Level 3:	Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

The carrying values for cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities, and deferred revenue approximate their fair value due to their short maturities.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the year ended January 31, 2021 and 2020, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow. The Company has sustained its solvency through the support of its shareholders, Overwatch Partners, Inc., for 2020-21 and MCIG and APO Holdings, LLC for 2020, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Related Party Transactions

The following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties

Name/Entity	Position	Became	Ended
Eric Jaffe	CEO	March 11, 2021	Current
Robert Adams	CTO/Director	February 1, 2021	Current
Michael Hawkins	CFO/Director	April 17, 2020	Current
Alex Mardikian	CEO	November 1, 2017	April 17, 2020
Brandy Craig	CFO	November 1, 2017	December 3, 2019
Mark Gilroy	Director	February 1, 2011	Current
Paul Rosenberg	Director	Inception	Current
MCIG, Inc.	Greater than 10% owner	Inception	Current
APO Holdings, LLC	Greater than 10% owner	November 1, 2017	Current

Related Party Transactions

On November 1, 2017, the Company entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer at that time. The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert into equity of the company. Mr. Mardikian was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and he was issued a five-year warrant to acquire 250,000 shares of the Company Stock at $1.00. The Company terminated Mr. Mardikian on April 17, 2020 citing several causes for action. The Company currently has $105,000 in outstanding invoices from Mr. Mardikian, which the Company has preserved it rights to dispute.

On November 1, 2017, the Company entered into a consulting agreement with Brandy Craig, the Chief Financial Officer. The agreements call for $3,500 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share.  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, Mrs. Craig was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and she was issued a five-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share. Mrs. Craig resigned her position on December 3, 2019.  Mrs. Craig elected to convert her outstanding balance owed of $68,995 into 88,455 common shares of OBITX stock.

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time. The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation. It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of January 31, 2021, and January 31, 2020 the outstanding balance owed on the line of credit was $0 and $85,814, respectively. The accrued interest for the years ended January 31, 2021 and 2020 was $4,451 and $8,412, respectively. On December 9, 2020 APO Holdings, LLC converted the outstanding balance owed into 38,962 shares of the Company’s common stock.

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

During the year ended January 31, 2021, Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch Partners as of January 31, 2021 was $12,862.

On April 22, 2020 the Company converted $104,988 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 5. Stockholder’s Equity).

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms (see Note 5).

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Corp, for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company is to receive 122,968,776.18 BIT tokens at the price of $0.00406607 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is thinly traded on an exchange, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity. The interest receivable by this note through January 31, 2021 is $90,435.

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

Note 5. Stockholders’ Equity

Common Stock

As of January 31, 2021, and January 31, 2020, the Company had 200,000,000 common shares authorized, with 5,974,125 and 10,460,000 common shares at a par value of $0.0001 issued and outstanding, respectively.

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

On December 9, 2020 the Company issued 38,962 shares of common stock to APO Holdings, LLC in exchange for conversion of its Convertible Promissory Note.

On December 9, 2020 the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

On December 9, 2020 Epic Industry Corp assign 35,000 warrants to Overwatch Partners, Inc. Subsequently, Overwatch Partners, Inc., elected to exercise the warrants 35,000 through the reduction of $35,000 in outstanding payables due to Overwatch Partners, Inc.

Preferred Stock

Series A Preferred

As of January 31, 2021 and January 31, 2020, the company had 1,000,000 Series A Preferred shares, par value $0.0001, authorized, with 150,000 and 0 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock after 2 years since its issuance. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. The Series A Preferred stock votes 1,000 shares of common stock for every 1 share. Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock.

Series B Preferred

As of January 31, 2021 and January 31, 2020, the company had 1,000,000 Series B Preferred shares, par value $0.0001, authorized, with 650,000 and 0 Series B Preferred shares issued and outstanding, respectively. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock and Series A Preferred.

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

On April 29, 2020 BOTS, Inc., converted 5,000,000 of its common shares into 500,000 shares of Series B Preferred stock.

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

On April 21, 2020 the Company cancelled the warrant issued to one previous officer of the Company for the purchase of up to 250,000 shares of common stock at $1.00 per share.

On December 9, 2020 the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

On December 9, 2020 Epic Industry Corp assign 35,000 warrants to Overwatch Partners, Inc. Subsequently, Overwatch Partners, Inc., elected to exercise the warrants 35,000 through the reduction of $35,000 in outstanding payables due to Overwatch Partners, Inc.

A summary of warrant activity for years ended January 31, 2021 and January 31, 2020 are as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2019	3,000,000	$1.00
Exercised in fiscal year 2020	-	-
Granted in fiscal year 2020	-	-
Warrants outstanding at January 31, 2020	3,000,000	$1.00
Cancelled in fiscal year 2021	250,000	1.00
Exercised in fiscal year 2021	75,000	1.00
Granted in fiscal year 2021	-	-
Warrants outstanding at January 31, 2021	2,675,000	$1.00

Note 8. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum Delaware franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2021	2020

Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

In accordance with SAB Topic 1: Financial Statements, Subsidiary’s or Division’s Separate Financial Statements and Segments, income taxes are consolidated with BOTS, Inc., (BOTS) the controlling entity of the Company for the year ended January 31, 2019 and for a portion of its fiscal year ending January 31, 2020. The Company will not consolidate its tax return with BOTS, effective November 21, 2019, the date in which BOTS was no longer a controlling interest in the Company. There are currently no tax implications should the Company not consolidate with BOTS. With only losses showing for the periods shown there would be no taxes payable for any periods presented. If there were tax expenses, they would be based on the IRS published corporate tax rate of 21% for 2021 and 2020.

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

At the end of the fiscal year ending January 31, 2021 and January 31, 2020, the Company had net operating loss carry forwards available to offset future taxable income of approximately $53,408,035 and $4,109,445, respectively. These carry forwards will begin to expire in the year ending December 31, 2034. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from ownership changes occurring after January 31, 2021, that could result in the expiration of the loss carry forwards before they are utilized.

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

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the years ending January 31, 2021 and January 31, 2020.

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

	2021	2020

Other income	$-	$3,526
Total income from discontinued operations	$-	$3,526

Note 12: Sale of Assets to Related Party

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

Note 13. Cryptocurrency Assets

During the year ended January 31, 2021 the Company started transacting business with cryptocurrency assets. The Company records the asset as an Intangible Asset with Infinite Life. We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrency that do not trade on a market or have limited liquidity as classified as Non-current Intangible Assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets held for the year ended January 31, 2021 (the Company held no cryptocurrency assets on January 31, 2020):

OBITX Cryptocurrency Holdings
Current Assets
Coin Symbol	Quantity	Cost Basis	FMV
HEX	15,681,861	40,083	122,883
Total for period ending 1/31/21		40,083	122,883

Non-Current Assets
Coin Symbol	Quantity	Cost Basis	FMV
PRES	2,000,000	14,917	49,832
BIT	20,720,420	82,886	115,846
Total for period ending 1/31/21		97,803	254,935

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

OBITX Cryptocurrency Issuances

From/TO	Quantity (BIT)	Cost Basis	Fair Value	Gains
Overwatch	700,000	$(2,111)	$5,921	$3,810
Overwatch	43,038,800	(175,000)	364,065	189,065
Paul Rosenberg	30,742,000	(125,000)	254,452	129,452
Andrus Nomm	2,766,780	(11,250)	22,901	11,651
BOTS	27,000,000	(109,785)	223,479	113,694
Total for period ending 1/31/21				$447,673

Note 14. Subsequent Events

On February 1, 2021 the Company issued 4 warrants to the Directors (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to 500,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021 the Company issued 3 warrants to the Officers (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to 600,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 17, 2021 the Company entered into a loan agreement for $500,000 with Epic Industry Corp, a wholly owned company of Michael Hawkins, the Company’s CFO. The interest rate is 3% per annum. The loan is due in full on April 1, 2022.

On April 12, 2021 Epic Industry Corp, wholly owned by Michael Hawkins, the Company’s CFO, exercised the warrant it has and purchased 100,000 shares of common stock in exchange for $100,000. Epic Industry Corp elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2021 and 2020.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2021 and 2020 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2020 were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2021. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at January 31, 2020 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at January 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2021 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2021. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Eric Jaffe	2021		CEO
Michael Hawkins	2020	58	CFO/Chairman
Robert Adams	2020		CTO/Director
Paul Rosenberg	2017	50	Director
Mark Gilroy	2021	59	Independent Director

Eric Jaffe was appointed as the CEO of the Company on March 15, 2021. Mr. Jaffe is an industry leading technology professional, CEO and serial entrepreneur, bringing a wealth and expertise to OBITX in business management. In his career he has had the opportunity to lead or be a part of many great teams that have leveraged vision, strategy, technology and great people to create great companies. His experience has focused on the manufacturing, legal, non-profit, blockchain and technology industries. Eric Jaffe has grown companies from start-up to successful acquisition that have grown into national leaders in their space. He has been a part of no less than 11 technology company acquisitions and has continually been on the forefront of emerging technologies. Mr. Jaffe was an early adopter of Bitcoin and blockchain having championed it and created companies around it since 2015. Through his consulting practice he has helped no less than 35 major companies set their technology strategy and accelerate their business growth. He couldn’t be more excited than to have this opportunity to lead a great team in fulfilling Obitix’s incredible vision. He is a graduate of Florida International University with a degree in Business Management and carries multiple technological certifications.

Michael Hawkins was appointed as the CEO/CFO/Director on April 17, 2020. Mr. Hawkins stepped down as CEO of the Company on March 11, 2021 but remained as the Company’s CFO. Prior to this, he has served as the Chief Financial Officer of MCIG, Inc., since April 8, 2016 through August 2019. Prior to fulfilling this role, Mr. Hawkins was the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc. Mr. Hawkins has worked in the hospitality and entertainment industry, blockchain, satellite, retail, manufacturing, distribution, and construction industry, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

Robert Adams was appointed as a Director of the Company on February 1, 2021. On March 11, 2021 he was appointed as the Company’s CTO. Mr. Adams has been a member of the OBITX Board of Directors since 2020 where he served on the audit and compensation committees. He had been working in the blockchain and cryptocurrency markets since 2015. He was an early adopter of Bitcoin and Ethereum. Mr. Adams recently served as the Technology Director for Blue Cross/Blue Shield of Florida with its headquarters in Jacksonville, Florida. While employed there he managed a budget more than $100 million per year with more than 45,000 employees. He left his employment with Blue Cross/Blue Shield of Florida to further his entrepreneurial spirit within the blockchain and cryptocurrency markets.

Paul Rosenberg has served as a Director of the Company since inception. He was appointed as the Chief Executive Officer, Treasurer, Secretary, and Director of mCig, Inc. on May 23, 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including: The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

Mark Gilroy was appointed as an independent Director of the Company on February 1, 2021. Mr. Gilroy brings 25 years of international experience in growth markets across Latin America, Asia-Pacific, India, Africa, and North America. He is the CEO of Fortinex, a blockchain security development company with offices in the USA, Singapore, and Paris. Mr. Gilroy also brings a vibrant background of telecommunications, cellular, and media experience to the Company. Earlier in his career he served as president of First Pacific Global’s investment procurement efforts in the South East Asian markets and worked with Texas based Ames Venture Group, a privately held venture fund.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Hawkins currently serves as our chairman of our Board of Directors.

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

36

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

Committees

As a small reporting company we do not have a fully functional audit committee.  As the Company begins the process of adding additional directors who would be considered independent board members, the Audit Committee would begin functioning.  Currently we use one member, Robert Adams, who is not an independent board member to fulfill typical functions that will be managed by the Audit Committee once fully functional.  The Charter of the Audit Committee is filed with the Annual Report for the year ended January 31, 2021.

The Compensation Committee currently has one member, Mark Gilroy. The Charter of the Compensation Committee is filed with the Annual Report for the year ended January 31, 2021.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors that has been previously filed.

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

ITEM 11. EXECUTIVE COMPENSATION.

In November 2017, we entered into employment agreements with our CEO and CFO. The CEO was terminated for cause on April 17, 2020. The CFO resigned her position in December 2019. Mr. Rosenberg assumed the duties of CFO effective on the resignation of Mrs. Craig. On April 17, 2020 Mr. Rosenberg resigned as the CFO of the Company. On April 17, 2020 the Company entered into an employment agreement with Michael Hawkins to serve as CEO/CFO of the Company. On March 15, 2021 Michael Hawkins resigned as CEO but has remained the CFO of the Company. Eric Jaffe was appointed as the CEO on March 15, 2021. On March 11, 2021 Robert Adams was appointed as the Company’s CTO.

The Company does have a standing compensation committee and audit committee.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of OBITX, Inc., during the years ended January 31, 2021 and 2020, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2021 and 2020. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended January 31, 2021 and January 31, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Eric Jaffe[1]	2021	0	0	0	0	0	0	0	0
CEO

Michael Hawkins[1,2,3]	2021	0	0	41,068,434	0	0	0	50,959	41,119,393
CFO, Director

Robert Adams[1,2]	2021	0	0	0	0	0	0	0	0
CTO, Director

Paul Rosenberg[2,4]	2021	0	0	7,518,164	0	0	0	0	7,518,164
Director	2020	0	0	42,000	0	0	0	0	42,000

Mark Gilroy[2]	2021	0	0	0	0	0	0	0	0
Director

Alex Mardikian[5]	2021	21,000	0	0	0	0	0	0	84,000
CEO	2020	84,000	0	0	0	0	0	0	84,000

Brandy Craig	2020	0	0	129,803	0	0	0	0	129,803
CFO

1.

All Officers of the Company were issued a warrant to purchase 200,000 shares at $2.21 per share on March 11, 2021. The warrants expire on March 10, 2026. 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (March 10) of each year for three consecutive years.

2.

All Directors of the Company were issued a warrant to purchase 125,000 shares at $2.21 per share on February 1, 2021. The warrants expire on January 31, 2026. 50,000 shares vested upon execution of the Stock Warrant Agreement with 25,000 additional shares vesting on the anniversary date (January 31) of each year for three consecutive years.

3.

Overwatch Partners, Inc., received 100,000 shares of Series A Preferred of which Mr. Hawkins is a 50% owner and Epic Industry received 50,000 shares of Series A Preferred in which Mr. Hawkins is the sole owner on April 17, 2020 when he became the CEO/CFO of the Company. The shares were valued at the time at $41,068,434. In addition, Mr. Hawkins received $50,959 in BIT tokens which represents 10% of the earnings through revenue generated.

4.

On April 17, 2020 the Company entered into an agreement with Paul Rosenberg in which he was issued 130,128 shares of common stock converting the outstanding balance owed him of $105,000 for services provided through April 2020.

5.

The Company terminated Mr. Mardikian on April 17, 2020. While the Company acknowledges it has an outstanding balance owed to Mr. Mardikian of $112,000 we believe that this amount would be offset should the Company proceed to legal actions against Mr. Mardikian.

6.

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

On February 1, 2021 the Company entered into a Stock Warrant Agreement with each of the Directors of the Company. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as a Director of the Company for a period of 3 years.

On March 11, 2021 the Company entered into a Stock Warrant Agreement with each of the Officers of the Company. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as an Officer of the Company for a period of 3 years.

Outstanding Equity Awards as of January 31, 2021

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

The following table indicates beneficial ownership of OBITX’s common stock, as of January 31, 2021 by:

•	Each person or entity known by OBITX to beneficially own more than 5% of the outstanding shares of OBITX’s common stock;
•	Each executive officer and director of OBITX; and,
•	All executive officers and directors of OBITX as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 5,974,125 shares of common stock outstanding as of January 31, 2021.

Unless other indicated, the address of each beneficial owner listed below is c/o OBITX, Inc., 3027 US Highway 17, Fleming Island, FL 32003.

	Amount and Nature of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class(1)
Paul Rosenberg	3,025,528 common shares	50.6%
APO Holdings, LLC	1,330,762 common shares	22.3%
Michael Hawkins[1]	285,000 common shares	4.8%
BOTS, INC	211,798 common shares	3.5%
Total as a group[2]	4,853,088 common shares	81.2%

1. Epic Industry Corp owns 250,000 shares of common stock of which Michael Hawkins is the sole owner, and Overwatch Partners, Inc., owns 35,000 shares in which Michael Hawkins is a 50% owner.

2. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on January 31, 2021. As of January 31, 2021, there were 5,974,125 shares of our company’s common stock issued and outstanding.

The following table indicates beneficial ownership of OBITX’s Series A preferred stock, as of January 31, 2021 by:

•	Each person or entity known by OBITX to beneficially own more than 5% of the outstanding shares of OBITX’s common stock;
•	Each executive officer and director of OBITX; and,
•	All executive officers and directors of OBITX as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 150,000 shares of Series A preferred stock outstanding as of January 31, 2021.

Unless other indicated, the address of each beneficial owner listed below is c/o OBITX, Inc., 3027 US Highway 17, Fleming Island, FL 32003.

	Amount and Nature of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class(1)
Overwatch Partners, Inc.	100,000 Series A preferred shares	66.7%
Epic Industry Corp	50,000 Series A preferred shares	33.3%
Total as a group[1]	150,000 Series A preferred shares	100.0%

1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series A preferred stock outstanding on January 31, 2021. As of January 31, 2021, there were 150,000 shares of our company’s Series A preferred stock issued and outstanding.

The following table indicates beneficial ownership of OBITX’s Series B preferred stock, as of January 31, 2021 by:

•	Each person or entity known by OBITX to beneficially own more than 5% of the outstanding shares of OBITX’s common stock;
•	Each executive officer and director of OBITX; and,
•	All executive officers and directors of OBITX as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 650,000 shares of Series B preferred stock outstanding as of January 31, 2021.

Unless other indicated, the address of each beneficial owner listed below is c/o OBITX, Inc., 3027 US Highway 17, Fleming Island, FL 32003.

	Amount and Nature of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class(1)
BOTS, Inc.	500,000 Series B preferred shares	76.9%
Paul Rosenberg	150,000 Series B preferred shares	23.1%
Total as a group[1]	650,000 Series B preferred shares	100.0%

1. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Series B preferred stock outstanding on January 31, 2021. As of January 31, 2021, there were 650,000 shares of our company’s Series A preferred stock issued and outstanding.

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

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Each holder of Series A Preferred Stock is entitled to one thousand (1,000) votes for each share of Series A Preferred Stock held on all matters submitted to a vote of stockholders. Each holder of Series B Preferred Stock is entitled to one hundred (100) votes for each share of Series B Preferred Stock held on all matters submitted to a vote of stockholders.

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

Indemnification of Officers and Directors

As permitted by Delaware Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On November 1, 2017, the Company entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer at that time. The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert into equity of the company. Mr. Mardikian was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share) through a warrant, which was subsequently exercised, and he was issued a five-year warrant to acquire 250,000 shares of the Company Stock at $1.00. The Company terminated Mr. Mardikian on April 17, 2020 citing several causes for action. The Company currently has $105,000 in outstanding invoices from Mr. Mardikian, which the Company has preserved it rights to dispute.

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

On June 14, 2018 the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time. The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation. It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of January 31, 2021, and January 31, 2020 the outstanding balance owed on the line of credit was $0 and $85,814, respectively. The accrued interest for the years ended January 31, 2021 and 2020 was $4,451 and $8,412, respectively. On December 9, 2020 APO Holdings, LLC converted the outstanding balance owed into 38,962 shares of the Company’s common stock.

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

During the year ended January 31, 2021, Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch Partners as of January 31, 2021 was $12,862.

On April 22, 2020 the Company converted $104,988 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 5. Stockholder’s Equity).

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms (see Note 5).

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Corp, for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company is to receive 122,968,776.18 BIT tokens at the price of $0.00406607 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is not currently traded on an exchange, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity. The interest receivable by this note through January 31, 2021 is $82,848.

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

On December 9, 2020 the Company issued 38,962 shares of common stock to APO Holdings, LLC in exchange for conversion of its Convertible Promissory Note.

On December 9, 2020 Epic Industry Corp assign 35,000 warrants to Overwatch Partners, Inc. Subsequently, Overwatch Partners, Inc., elected to exercise the warrants 35,000 through the reduction of $35,000 in outstanding payables due to Overwatch Partners, Inc.

On February 1, 2021 the Company issued 4 warrants to the Directors (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to 500,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021 the Company issued 3 warrants to the Officers (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to 600,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 17, 2021 the Company entered into a loan agreement for $500,000 with Epic Industry Corp, a wholly owned company of Michael Hawkins, the Company’s CFO. The interest rate is 3% per annum. The loan is due in full on April 1, 2022.

On April 12, 2021 Epic Industry Corp, wholly owned by Michael Hawkins, the Company’s CFO, exercised the warrant it has and purchased 100,000 shares of common stock in exchange for $100,000. Epic Industry Corp elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

Director Independence

Our Board of Directors is comprised of four members, of which one member is an “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 20, 2020, we engaged, M&K CPAS, PLLC to serve as our independent registered public accounting firm for the year ending January 31, 2020. On December 10, 2020 M&K CPAS, PLLC resigned as the independent auditors. On December 10, 2020 the Company appointed Weinstein International CPA to serve as our independent registered public accounting firm for the year ending January 31, 2021. The following table shows the fees that were billed for the audit and other services provided for 2021 and 2020.

	2021	2020
Audit Fees	$12,000	$14,000
Tax Fees	-	-
Total	$12,000	$14,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. The audit fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
10.1	Audit Committee Charter
10.2	Compensation Committee Charter
10.3	Form of Stock Warrant Agreement
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBITX, Inc.

May 17, 2021	By:	/s/ Eric Jaffe
Eric Jaffe Chief Executive Officer (Principal Executive Officer)

May 17, 2021	By:	/s/ Michael W Hawkins
Michael W. Hawkins Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Jaffe	Chief Executive Officer	May 17, 2021
Eric Jaffe	(Principal Executive Officer)

/s/ Michael W Hawkins	Chief Financial Officer	May 17, 2021
Michael W. Hawkins

