Form 10-Q
period 2021-04-30
Everything Blockchain, Inc.
filed 2021-06-02
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-56142

Everything Blockchain, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3027 US Highway 17 Fleming Island, FL	32003
(Address of principal executive offices)	(Zip Code)

(321) 802-2474

Registrant’s telephone number, including area code

OBITX, INC.

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 31, 2021, the Company had 6,144,125 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2021 is not necessarily indicative of the results that can be expected for the year ending January 31, 2022.

Please see Risk Factors in the Form 10-K filed June 5, 2020 concerning Covid-19 for further information.

Everything Blockchain, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets (In thousands except number of shares and par value)

	(unaudited)	(audited)
	April 30,	January 31,
	2021	2021
ASSETS
Current assets
Cash	$41	$-
Interest receivable	101	90
Current cryptocurrencies, net	2,076	123
Prepaid expenses	-	1
Total current assets	2,218	214
Property, plant and equipment, net	233	-
Cryptocurrency, net	80	98
Loan receivable	1,400	1,400
Total assets	$3,931	$1,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$23	$6
Accounts payable related party	647	13
Due to Related Party	501	-
Reserve for legal settlements	154	154
Deferred revenue	200	-
Total current liabilities	$1,525	$173
Total Liabilities	$1,525	$173
Stockholders’ equity
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized;
6,074,125 and 5,974,125 shares issued and outstanding, as
of April 30, 2021 and January 31, 2021, respectively.	1	1
Additional paid in capital	55,046	54,946
Accumulated deficit	(52,641)	(53,408)
Total stockholders’ equity	$2,406	$1,539
Total liabilities and stockholders’ equity	$3,931	$1,712

See accompanying notes to unaudited consolidated financial statements.

Everything Blockchain, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations (In thousands except number of shares and per share amount)
(unaudited)

	For the three months ended
	April 30,
	2021	2020

Revenue from services	$1,081	$-
Other revenue	72	-
Total gross revenue	1,153
Cost of services	571
Gross income	$582	$-
Selling, general, and administrative	26	48,178
Payroll	114	-
Consultant fees	-	34
Total operating expenses	$140	$48,212
Net profit (loss) from operations	442	(48,212)
Other income (expense)	325	(5)
Net profit (loss) before discontinued operations	$767	$(48,217)
Income(expense) from discontinued operations	-	(1)
Net profit (loss)	$767	$(48,218)

Basic and diluted (loss) per share:
Income (Loss) per share from continuing operations	$0.13	$(4.93)
Income (Loss) per share - discontinued	-	(4.93)
Weighted average shares outstanding - basic	5,993,443	9,773,357

See accompanying notes to unaudited consolidated financial statements.

Everything Blockchain, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (In thousands except than share amount)
For the quarter ending April 30, 2021

							Total
					Additional	Accumulated	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2021	800,000	$0	5,974,125	$1	$54,946	$(53,408)	$1,539
Warrant exercise	-	-	100,000	0	100	-	100
Net gain (loss)	-	-	-	-	-	767	767
Balance – April 30, 2021	800,000	$0	6,074,125	$1	$55,046	$(52,641)	$2,406

Everything Blockchain, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (In thousands except than share amount)
For the quarter ending April 30, 2020

							Total
					Additional	Accumulated	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – January 31, 2020	-	$-	10,460,000	$1	$3,501	$(4,109)	$(608)
Conversion of common to series B preferred	500,000	-	(5,000,000)	(1)	(0)		(1)
Conversion of accounts payable	-	-	246,317	0	1,664		1,664
Issuance of Series A preferred	150,000	-	-	-	41,068		41,068
Issuance of series B preferred	150,000	-	-	-	6,629		6,629
Imputed Interest	-	-	-	-	4		4
Net gain (loss)	-	-	-	-		(48,218)	(48,218)
Balance – April 30, 2020	800,000	$0	5,706,317	$1	$52,866	$(52,327)	$539

See accompanying notes to unaudited consolidated financial statements.

Everything Blockchain, Inc.
and SUBSIDIARIES
Statements of Cash Flows (In thousands)
For the three months ended April 30,
	2021	2020
Cash flows from operating activities:
Net (Loss)	$767	$(48,218)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	-	48,153
Realized gain on investment in cryptocurrency, net	17	-
Imputed interest	-	4
Decrease (Increase) in:
Accounts payable to related party	634	-
Reverse of bad debt	(233)
Accrued interest	(11)	1
Prepaid expenses and other current assets	1	-
Accounts payable, accrued expenses and taxes payable	17	45
Deferred revenue	200	-
Net cash used In operating activities	$1,394	$(15)
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of cryptocurrencies, net	(1,953)	-
Net cash received in investing activities	$(1,953)	-

Cash Flows From Financing Activities:
Borrowing from (payment to) related party	500	15
Proceeds from Issuance of Stock, Net	100	0
Net Cash Provided By Financing Activities	$600	$15
Net Change in Cash	41	0
Cash at Beginning of Year	-	-
Cash at End of Year	$41	$0

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Loan of cryptocurrency	$500	$-
Accounts receivable settlement for Render Payment	$233	$-
Impairment of cryptocurrencies, net	$18	$-

See accompanying notes to unaudited consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited financial statements of Everything Blockchain, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Render Payment, LLC, (“Render”).

Description of Business

The Company’s early model was to earn revenue through social media advertising, fees, and services. Under this plan, the Company developed its white label software solution for BOTS under the 420 Cloud brand. After multiple attempts to secure acceptance in the market, the Company discontinued this operation during the fiscal year ended January 31, 2020.

In April 2020 the Company divested and sold its white label software solution and changed direction of its business. The Company has become a developer, engineer, and consultant in the industry of blockchain technologies.

Subsidiaries of the Company

On April 26, 2021, in a settlement agreement with Render Payment, LLC owners, the Company became the sole owner of Render Payment, LLC, in exchange for an outstanding accounts receivable the company impaired in 2019. The settlement was considered a related party transaction and conducted as an arm’s length transaction approved by board members not associated with Render Payment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of Render Payment, LLC.

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

Revenues from one customer represent $1,000,000 and $0 of the company’s revenue for the periods ended April 30, 2021 and 2020, respectively.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on April 30, 2021, and January 31, 2021.

For the quarter ended April 30, 2020 there was $101,000 in interest receivable and $90,000 for the year ended January 31, 2021.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Radius Bank. The Company had no cash equivalents as of April 30, 2021, or January 31, 2021.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three month periods ending April 30, 2021 and April 30, 2020.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the quarter ended April 30, 2021 and April 30, 2020, has been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Revenue

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract; and,
•	Recognition of revenue when, or as, we satisfy a performance obligation.

The following table presents revenue of the Company disaggregated by revenue source (in thousands):

Revenue
	For the three months ended
	April 30,
Net revenue	2021	2020
Transactional revenue
Consulting and services revenue	$1,040	$-
Total transaction revenue	$1,040	$-
Subscription and services revenue
Staking revenue	41	-
Total subscription and services revenue	$41	$-
Total net revenue	$1,081	$-
Other revenue
Crypto asset sales revenue	61	-
Interest income	11	-
Total other revenue	$72	$-
Total revenue	$1,153	$-

Transaction revenue

The Company charges a fee for its services at the transactional level. We provide a service and charge a fee for provided those services. Currently the Company is engaged in developing, engineering, and designing blockchain projects, to include platforms and cryptocurrencies for customers. We typically treat all revenue generated from third parties for services as transaction revenue.

Subscription and service revenue

Subscription and service revenue primarily consist of staking revenue. The Company participates in networks with proof-of-stake consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.

Other revenues

The Company includes Interest income as a part of revenue when generated from non-cash or cash equivalents as other revenue within net revenue. Interest earned on cash and cash equivalents is included in corporate interest income, within other income.

Other revenue also includes the sale of crypto assets. The Company records the total value of the sale in other revenue and the cost of the crypto assets in other operating expenses within the consolidated statements of operations.

86% of the revenue generated by the Company has come from customer in the European theatre.

Note 5. Notes

On March 17, 2021 the Company entered into a loan agreement for $500,000 with Epic Industry Corp, a wholly owned company of Michael Hawkins, the Company’s CFO. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate is 3% per annum. The loan is due in full on April 1, 2022.

Note 6. Related Party Transactions

During the three months ending April 30, 2021 and year ended January 31, 2021 Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch Partners as of April 30, 2021 was $22,862. The amount owed for the year ended January 31, 2021 was $12,862.

During the quarter ended April 30, 2021 the Company booked $571,252 in consulting expense to Epic Industry Corp directly related to sales as per the terms of the Agreement.

During the quarter ended April 30, 2021 the Company booked $114,250 in payroll expense to Michael Hawkins, which represents 10% of the total sales during the quarter as per the terms of his Agreement.

On April 12, 2021 Epic Industry Corp, wholly owned by Michael Hawkins, the Company’s CFO, exercised the warrant it has and purchased 100,000 shares of common stock in exchange for $100,000. (See Note 7 – Stockholders’ Equity).

The Company issued seven warrants to its officers and directors which may purchase up to a total of 1,100,000 common shares of stock at $2.21 per share during the quarter ended April 30, 2021. (See Note 12 – Warrants).

On March 17, 2021 the Company borrowed $500,000 from Epic Industry Corp, a wholly owned company of Michael Hawkins, the Company’s Chairman and CFO. (See Note 5 – Notes)

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock (see Note 7 – Stockholders’ Equity).

On April 22, 2020 the Company converted $104,987 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 7 – Stockholder’s Equity)

On April 17, 2020 the Company issued 50,000 shares of Series A Preferred Stock to Epic Industry Corp and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc. (See Note 7 – Stockholder’s Equity).

On April 17, 2020 the Company issued 150,000 shares of Series B Preferred Stock to Paul Rosenberg. (See Note 7 – Stockholder’s Equity).

Note 7. Stockholders’ Equity

Common Stock

As of April 30, 2021 and January 31, 2021, the Company had 200,000,000 common shares authorized, with 6,074,125 and 5,974,125 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 12, 2021 Epic Industry Corp, wholly owned by Michael Hawkins, the Company’s CFO, exercised the warrant it has and purchased 100,000 shares of common stock in exchange for $100,000. Epic Industry Corp elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020 the Company recorded the following stock-based compensation as part of the accounts payable conversion action ($ in thousands except for shares issued):

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$105	130,128	$878	$773
Brandy Craig	$69	88,455	$597	$528
Law Offices of Carl G Hawkins	$6	8,504	$57	$51
Thomas G Amon	$15	19,230	$130	$115
Total	$195	246,317	$1,662	$1,467

Preferred Stock

Series A Preferred

As of April 30, 2021 and January 31, 2021, the company had 1,000,000 Series A Preferred shares, par value $0.0001, authorized, with 150,000 and 0 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock after 2 years since its issuance. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. The Series A Preferred stock votes 1,000 shares of common stock for every 1 share. Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock.

During the quarter ending April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15. Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp. The Company recorded the transaction at FMV of $41,068,419 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of April 30, 2021 and January 31, 2021, the company had 1,000,000 Series B Preferred shares, par value $0.0001, authorized, with 650,000 and 0 Series B Preferred shares issued and outstanding, respectively. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends and has preference in dissolution over Common Stock and Series A Preferred.

During the quarter ending April 30, 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,629,300 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms.

Note 8. Basic Income per Share before Non-Controlling Interest

Basic Income Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period. The income per share for the quarter ended April 30, 2021 was $0.13 per share. The loss per share for the quarter ended April 30, 2020 was a loss of $4.93 per share.

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period.

Note 9. Discontinued Operations

On April 20, 2020 the company impaired the 420Cloud software, which was made effective on January 31, 2018. The Company recognized $800 in expenses from its discontinued operations for three months ended April 30, 2020.

Note 10. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the quarters ended April 30, 2021 and 2020.

Note 11. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

Note 12. Warrants

On November 1, 2017 the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3,000,000 shares of common stock at $1.00 per share. The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time. The warrants contain participation rights to any registration statement filed by the Company. In April 2020 the Company cancelled one warrant that authorized the purchase of up to 250,000 shares of common stock. Warrants have been exercised three times for a total of 75,000 shares of common stock for $75,000, which was paid $35,000 in cash and $40,000 as a reduction to accounts payable.

On February 1, 2021 the Company issued 4 warrants to the Directors (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to a total consolidated 500,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 125,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 25,000 per year for three consecutive years. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021 the Company issued 3 warrants to the Officers (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to a total consolidated 600,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

A summary of warrant activity for three months ended April 30, 2021 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2021	2,675,000	$1.00

Exercised	100,000	$1.00
Granted	1,100,000	$2.21
Warrants outstanding at April 30, 2021	3,675,000	$1.36

Note 13: Sale/acquisition of Assets to/from Related Party

On April 26, 2021 the Company entered into a settlement agreement with Render Payment, LLC members. Under the settlement the Company became the sole owner of Render Payment, LLC. As part of the transaction the Company recognized other income of $233,359 as fair market value of the assets obtained under the settlement. The Company received two vehicles with FMV of $49,250 each and the Render Payment Processing Software with an FMV of $134,859.

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is thinly traded on the OTC Markets and since it was related party the credit is to equity. As of April 30, 2021 the Company has recorded as accrued interest on the note of $100,935.

Note 14. Cryptocurrency Assets

The Company records cryptocurrency assets as an Intangible Asset with Infinite Life. We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity as classified as Non-current Intangible Assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets held for the quarter ended April 30, 2021 and for the year ended January 31, 2021:

Everything Blockchain Cryptocurrency Holdings
Current Assets (in thousands)
	As of	As of
	April 30, 2021	January 31, 2021
Coin Symbol	FMV	FMV
BTC	$579	$-
ETH	1	-
GUSD	191	-
HEX	1,305	123
	$2,076	$123

Non-Current Assets (in thousands)
	As of	As of
	April 30, 2021	January 31, 2021
Coin Symbol	Cost Basis	Cost Basis
PRES	$3	$15
BIT	77	83
	$80	$98

Note 15. Subsequent Events

In May 2021 the Company issued 5,000 shares of common stock to Sara Moline who will provide services as an executive assistant for the Company for a probationary period of three months.

On May 23, 2021 the Company entered into an Investor Relations agreement with RedChip Companies. The term of the agreement is for one year. The Company will pay $12,500 per month plus issue 75,000 shares of common stock.

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

EXECUTIVE OVERVIEW

The executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10Q.

Our strong first quarter results reflect the strength of the crypto price cycle we entered in Q4 2020. We saw many crypto assets reach all time high prices, high levels of volatility, and increased interest across the entire blockchain. Crypto market capitalization reached nearly $2 trillion at the end of the first quarter compared to $1 trillion at the end of last quarter of the last fiscal year. We were well positioned to take advantage of this market trend.

Our involvement in certain development projects since revamping our operations in April 2020 has provided substantial amounts of cryptocurrencies at entry point levels during initial roll out of new platforms and products. Accepting these payments in cryptocurrencies has opened the doors to staking and interest earning at unprecedented rates within the markets which has compounded our growth. While we accept certain and inherent risks associated with the volatility of the current blockchain markets, our involvement with clients birthing new products limits our risks to time, effort, and energy risks which shields us from the blockchain markets rise and falls. While we are not immune to the variances within the market, our basis of entry is often low and as such can withstand the day-to-day valuations of the market.

Despite our strong first quarter results, the rapid expansion of Blockchain also creates challenges for us. Competition is increasing as new market entrants join the blockchain every month. Our competitors are supporting certain crypto assets that are experiencing large trading volume and growth in market capitalization that we do not currently participate in, as well as offering new products and services that we are developing and/or do not offer. We welcome these challenges as they indicate that the market we serve is growing rapidly, but we also have to continue to move quickly to address them, and that inspires us towards action and growth.

HISTORY AND BACKGROUND

Company Name

The Company was incorporated in the State of Delaware on March 30, 2017 originally under the name GigeTech, Inc. On October 31, 2017, the Company changed its name to OBITX, Inc. On May 23, 2021, the Company changed its name from OBITX, Inc., to Everything Blockchain, Inc.

The Company is headquartered in Fleming Island, Florida.

Change of Control

The Company was founded as a wholly owned subsidiary of BOTS, Inc. On November 1, 2017, the Company had its first change of control when additional shares were issued to the Company’s management and consultants. In addition, BOTS conducted a spin-off issuing shares of ownership of the Company to its shareholders. On April 17, 2020 shares of Series A Preferred stock were issued to two parties effecting the Company’s second change of control.

Business Model

The Company’s early model was to earn revenue through social media advertising, fees, and services. Under this plan, the Company developed its white label software solution for BOTS under the 420 Cloud brand. After multiple attempts to secure acceptance in the market, the Company discontinued this operation during the fiscal year ended January 31, 2020.

In April 2020 the Company divested and sold its white label software solution and changed direction of its business. The Company has become a developer, engineer, and consultant in the industry of blockchain technologies.

GENERAL OVERVIEW

The Company is headquartered in Fleming Island, Florida.

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

EMPLOYEES AND CONSULTANTS

As of April 30, 2021, the Company has 4 employees. There are currently 3 consultants who fulfill a majority of the sales and marketing aspects of the business operations. Current management receives no base salary and is paid 10% of the gross sales earned by the Company.

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

Results of Operations

Our operating results for the three months ended April 30, 2021 and 2020 is summarized as follows (in thousands):

	For the three months ended
	April 30,
	2021	2020

Sales	$1,153	$-
Cost of services	571	-
Gross income	582	-
Total operating expenses	140	(48,212)
Net profit (loss) from operations	$442	$(48,212)

Results of Operations for the three months ended April 30, 2021 and 2020

Revenue

We generated $1,153K in revenue for the quarter ending April 30, 2021 and no revenue from operations for the three months ended April 30, 2020. Revenue generated for the quarter ended April 30, 2021 consisted of $1,040K from consulting services, $41K from staking, $61K from the sale of cryptocurrency sales, and $11K in interest.

Cost of Goods Sold

The cost of services for the quarters ending April 30, 2021 was $571K as compared to $0 for the quarter ending April 30, 2020.

Gross Profit

The gross profit for the quarter ended April 30, 2021 was $582K as compared to $0 for the quarter ended April 30, 2020.

Operating Expenses

Our operating expenses decreased by $48,072K to $140K for the three months ended April 30, 2021, from $48,212K for the three months ended April 30, 2020.

 In the three months ended April 30, 2021 our consultant fees of $0K decreased by $34K from $34K for the quarter ending April 30, 2020. Our payroll increased by $114K for the quarter ended April 30, 2021. There was no payroll for the quarter ended April 30, 2020. Our selling, general and administrative costs were reduced by $48,153K to $25K for the quarter ending April 30, 2021 from $48,178K for the quarter ending April 30, 2020.

Our general and administrative expenses consist of payroll , consultant fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies, professional fees, legal, accounting, reporting fees, and other miscellaneous fees.

Net Profit/Loss from operation

Our net profit/loss from operations increased by $48,654K to a net profit of $442K for the three months ended April 30, 2021 as compared to a net loss of $48,212K for the quarter ended April 30, 2020. The difference primarily came from stock-based compensation expense recorded in the quarter ended April 30, 2020. We had a $537K increase in consulting fees and an increase of $114K in payroll. With the exception of the stock-based compensation expense we had of an increase of $14K in selling, general and administrative cost.

Discontinued Operations

We recorded a loss of $800 from discontinued operations for the three months ended April 30, 2020.

Liquidity and Capital Resources

Introduction

During the three months ended April 30, 2021 we gained $41K in cash. Our cash on hand as April 30, 2021 was $41K.

Cash Requirements

We had cash available of $41K as of April 30, 2021. Based on our revenues, cash on hand and current monthly burn rate, we must rely on financing to fund current operations on a daily basis.

Sources and Uses of Cash

Operations

We gained $1,393K in cash by operating activities for the three months ended April 30, 2021, as compared to using $15K for the three months ended April 30, 2020.

Net cash gained for the quarter ended April 30, 2021consisted primarily of the net profit of $767K with non-cash adjustments due to impairment of cryptocurrencies of $17K. In addition, changes in assets and liabilities consisted of increases of $634K in accounts payable to related party, $17K in accounts payable, $233K in reverse of bad debt, $200K in deferred revenue and $10K in accrued interest and a decrease of $1K in prepaid expenses.

Net cash used by operations for the quarter ended April 30, 2020 consisted primarily of the net loss of $48,218K offset by non-cash expenses of $48,513K in stock-based compensation and $4K of imputed interest. Additionally, changes in assets and liabilities consisted of increases of $45K in accounts payable, and $1K in accrued interest.

Investments

We utilized $1,933K and $0 in investing activities for the three months ended April 30, 2021 and April 30, 2020. The Company accepted payment and/or purchased $1,933K in cryptocurrencies for the quarter ended April 30, 2021.

Financing

We had net cash provided in financing activities of $600K and $15K for the quarters ending April 30, 2021 and 2020 respectively. Our financing activities consisted of an increase of $500K in a loan from a related party and $100K in net proceeds from the issuance of stock for the quarter ending April 30, 2021. In addition, we had a $15 net increase from loans from a related party for the quarter ending April 30, 2020.

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

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share.

Name	Shares Issued
Paul Rosenberg	130,128
Brandy Craig	88,455
Law Offices of Carl G Hawkins	8,504
Thomas G Amon	19,230
Total	246,317

During the quarter ending April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic Industry Corp at par value for a total payment of $15. Epic Industry Corp, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic Industry Corp.

During the quarter ending April 30, 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines.

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock.

On May 19, 2021 the Company issued 5,000 shares of common stock to Sarah Moline for services provided.

On May 23, 2021 the Company issued 75,000 shares of common stock to RedChip Companies, Inc.

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

Everything Blockchain, Inc.

Dated: June 2, 2021	By:	/s/ Eric Jaffe
	Its:	Eric Jaffe
Chief Executive Officer (Principal Executive Officer)

Dated: June 2, 2021	By:	/s/ Michael Hawkins
	Its:	Michael Hawkins
Chief Financial Officer (Principal Financial Officer)

