Form 10-Q
period 2021-07-31
Everything Blockchain, Inc.
filed 2021-09-15
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

_________________________________________

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 31, 2021, the Company had 8,602,530 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Consolidated Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2021 are not necessarily indicative of the results that can be expected for the year ending January 31, 2022.

Please see Risk Factors in the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2020 (the “Annual Report”) concerning Covid-19 for further information.

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)
ASSETS

	As of
	July 31,	January 31,
	2021	2021
	(unaudited)
Current Assets
Cash	$819	$-
Accounts receivable, net	30	-
Interest receivable	-	90
Current cryptocurrencies, net	3,412	123
Inventory	4	-
Prepaid expenses	3,136	1
Total current assets	7,401	214
Property, plant and equipment, net	6,112	-
Cryptocurrency, net	-	98
Goodwill	1,319	-
Intangible assets, net	2,205	-
Loan receivable	-	1,400
Total assets	$17,037	$1,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$231	$6
Accounts payable related party	421	13
Current portion of long-term debt	35	-
Reserve for legal settlements	154	154
Deferred revenue	151	-
Total current liabilities	$992	$173
Long-term liabilities		-
Debt	553	-
Total long-term liabilities	$553	-
Total Liabilities	$1,545	$173
Stockholders' equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of July 31, 2021; 150,000 shares issued and outstanding as of January 31, 2021	-	-
Series B Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 400,000 shares issued and outstanding as of July 31, 2021; 650,000 shares issued and outstanding as of January 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 8,475,792 and 5,974,125 shares issued and outstanding, as of July 31, 2021 and January 31, 2021, respectively.	1	1
Treasury stock	(1,599)	-
Additional paid-in capital	67,190	54,946
Accumulated deficit	(50,101)	(53,408)
Total stockholders' equity	$15,492	$1,539
Total liabilities and stockholders' equity	$17,037	$1,712

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except per share data)

	For the three months ended		For the six months ended
	July 31,		July 31,
	2021	2020	2021	2020
	(unaudited)
Revenue from services	$259	$-	$1,385	$-
Other revenue	5,175	-	5,312	-
Total revenue	5,434	-	6,697	-
Cost of sales	2,746	-	2,746	-
Gross profit	2,688	-	3,951	-
Selling, general, and administrative	115	1,069	827	49,281
Depreciation and amortization	23	-	23	-
Total operating expenses	138	1,069	850	49,281
Operating income (loss)	2,550	(1,069)	3,101	(49,281)
Other income (expense)	(8)	(7)	206	(13)
Net income (loss)	$2,542	$(1,076)	3,307	$(49,294)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.38	$(0.18)	$0.52	$(6.31)
Diluted income (loss) per share	$0.28	$(0.18)	$0.39	$(6.31)
Weighted average shares outstanding - basic	6,649,188	5,881,902	6,325,407	7,806,248
Weighted average shares outstanding - diluted	8,948,026	5,881,902	8,441,939	7,806,248

See accompanying notes to consolidated financial statements.

Everything Blockchain, INC
Consolidated Statements of Stockholders’ Equity (Amounts in thousands except than share amount)

						Additional	Accumulated	Total Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	(unaudited)
Balance – January 31, 2021	800,000	$-	5,974,125	$1	$-	$54,946	$(53,408)	$1,539
Shares issued	-	-	261,667	-	-	392	-	392
Shares issued for services	-	-	390,000	-	-	1,752	-	1,752
Shares issued for acquisitions	-	-	1,750,000	-	-	8,000	-	8,000
Warrant exercise	-	-	100,000	-	-	100	-	100
Issuance of Series A Preferred for services	50,000	-	-	-	-	2,000	-	2,000
Conversion of note receivable	(250,000)	-	-	-	(1,598)	-	-	(1,598)
Net income	-	-	-	-	-	-	3,307	3,307
Balance – July 31, 2021	600,000	$-	8,475,792	$1	$(1,598)	$67,190	$(50,101)	$15,492

Balance – January 31, 2020	-	$-	10,460	$1	$-	$3,501	$(4,109)	$(607)
Conversion of common to series B preferred	500	-	(5,000)	(1)	-	-	-	(1)
Conversion of accounts payable	-	-	246	-	-	1,662	-	1,662
Issuance of Series A preferred	150	-	-	-	-	40,138	-	40,138
Issuance of series B preferred	150	-	-	-	-	6,548	-	6,548
Imputed Interest	-	-	-	-	-	8	-	8
Interest receivable – related party	-	-	-	-	-	28	-	28
Shares issued for services	-	-	154	-	-	1,038	-	1,038
Sale of assets to related party	-	-	-	-	-	1,900	-	1,900
Net loss	-	-	-	-	-		(49,294)	(49,294)
Balance – July 31, 2020	800	$0	5,860	$-	$-	$54,824	$(53,403)	$1,421

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Six Months Ended July 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net (Loss)	$3,307	$(49,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	-	49,191
Reverse of bad debt	(233)	-
Realized loss on investment in cryptocurrency, net	85	-
Loss on cryptocurrency impairment	16	-
Fair value adjustment to cryptocurrency	(2,435)	-
Amortization and depreciation	23	-
Imputed interest	-	8
Changes in operating assets and liabilities:
Accounts receivable, net	4	-
Interest receivable	(32)	-
Inventory	(4)	-
Prepaid expenses	(26)	-
Intangible assets	(2)	-
Accounts payable to related party	408	43
Accrued interest	-	3
Accounts payable, accrued expenses and taxes payable	(241)	18
Deferred revenue	(93)	-
Net cash provided by (used in) operating activities	777	(31)
Cash flows from investing activities:
Acquisition of cryptocurrencies, net	(268)	-
Proceeds from sale of cryptocurrencies	74	-
Acquisitions, net of cash received	(23)	-
Net cash used in investing activities	(217)	-

Cash Flows From Financing Activities:
Borrowing from related party	-	31
Payment to related party	(500)	-
Proceeds from debt	266	-
Proceeds from issuance of stock, net	493	-
Net cash provided by financing activities	259	31
Net Change in Cash	819	-
Cash at Beginning of Year	-	-
Cash at End of Year	$819	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$3	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Loan of cryptocurrency	$500	$-
Cryptocurrency received for payment under contract	240	-
Fair value of assets in acquisitions	9,433	-
Fair value of liabilities assumed in acquisitions	791	-
Accounts receivable settlement for Render Payment	233	-
Conversion of note receivable in exchange for common stock and preferred stock	1,598	-
Issuance of stock for services	1,110	-
Issuance of Series A Preferred for services	2,000	-
Conversion of accounts payable to related party to common stock		195
Sale of software to related party		1,900
Interest receivable – related party		28

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Everything Blockchain, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated.

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

Subsidiaries of the Company

On April 26, 2021, in a settlement agreement with Render Payment, LLC (“Render”) owners, the Company became the sole owner of Render, in exchange for an outstanding accounts receivable the company impaired in 2019. The settlement was considered a related party transaction and conducted as an arm’s length transaction approved by board members not associated with Render. As part of the transaction the Company recognized other income of $233,000 as fair market value of the assets obtained under the settlement. The Company received two vehicles with FMV of $49,000 each and the Render Payment Processing Software with an FMV of $135,000.

On June 30, 2021, the Company acquired all of the equity interests of Mercury, Inc. (“Mercury”), pursuant to a Purchase Agreement dated April 24, 2021. Upon the closing of the transaction (the “Mercury Acquisition”), Mercury became a wholly owned subsidiary of the Company. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company with Mercury will launch its mining operations in the western United States. The Company will commence mining for Bitcoins, Ethereum, and other alternative cryptocurrencies. For information on the Mercury Acquisition refer to “Note 4. Mercury Acquisition”.

On June 21, 2021, the Company acquired all of the equity interests of 832 Energy Technology Consultants, LLC (“832”), pursuant to a Purchase Agreement. Upon the closing of the transaction (the “832 Acquisition”), 832 became a wholly owned subsidiary of the Company. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain. 832 was granted a full patent for its innovations in blockchain. For information on the 832 Acquisition refer to “Note 5. 832 Acquisition”.

On July 31, 2021, the Company acquired all of the equity interests of Vengar Technologies LLC (“Vengar”), pursuant to a Purchase Agreement. Upon the closing of the transaction (the “Vengar Acquisition”), Vengar became a wholly owned subsidiary of the Company. Vengar, which is located in Florida, has developed a zero trust protection software that the Company plans to integrate into its blockchain solutions. For information on the Vengar Acquisition refer to “Note 6. Vengar Acquisition”.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments relate to: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

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

Concentrations of credit risk with respect to trade receivables and commodities are limited due to the Company’s diverse group of customers. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables or the selling of its commodities warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

Revenues from one customer represent $1,000,000 and $0 of the Company's revenue for the six-month periods ended July 31, 2021 and 2020, respectively.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0.6 million in excess of federally insured limits on July 31, 2021.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. For cash management purposes, the Company concentrates its cash holdings in an account at Radius Bank.

Basic and Diluted Net Earnings (Loss) Per Share

The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect, calculated using (i) the “treasury stock” method for warrants and (ii) the “if converted” method for the preferred stock if their inclusion would not have been anti-dilutive.

Note 3. Going Concern

The Company's consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2021 and 2020 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Mercury Acquisition

On June 30, 2021, the Company acquired all the equity interests of Mercury. This acquisition is consistent with the Company’s strategy of expanding its cryptocurrency business. The purchase price consisted of 450,000 shares of common stock valued at $1.3 million and $0.1 million of cash.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair market values as of the acquisition date.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$65
Common stock	1,350
Total purchase price	$1,415

The Company’s purchase price allocation is as follows (amounts in thousands):

Cash	$74
Accounts receivable	33
Property, plant & equipment	740
Goodwill	1,319
Accounts payable and accrued expenses	(426)
Deferred revenue	(3)
Notes payable	(322)
Total purchase price	$1,415

The goodwill recorded reflects the value to the Company of Mercury’s mining operations.

The operations of Mercury are included in the consolidated statement of operations as of July 1, 2021. During the three and six months ended July 31, 2021, the Company recorded revenue of $0.1 million and net loss of $0 related to Mercury.

Note 5. 832 Acquisition

On June 21, 2021, the Company acquired all the equity interests of 832. This acquisition is consistent with the Company’s strategy of expanding its blockchain business. The purchase price consisted of 300,000 shares of common stock valued at $1.5 million.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair market values as of the acquisition date.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Common stock	$1,542
Total purchase price	$1,542

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$20
Intangible assets	1,542
Accounts payable and accrued expenses	(20)
Total preliminary purchase price	$1,542

Intangible assets consist of blockchain source code.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed.

The operations of 832 are included in the consolidated statement of operations as of June 21, 2021. During the three and six months ended July 31, 2021, the Company recorded revenue of $0.1 million and net income of $0 related to 832.

Note 6. Vengar Acquisition

On July 31, 2021, the Company acquired all the equity interests of Vengar. This acquisition is consistent with the Company’s strategy of expanding its blockchain business. The purchase price consisted of 1,000,000 shares of common stock valued at $5.7 million and $0.1 million of cash.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair market values as of the acquisition date.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$50
Common stock	5,750
Total purchase price	$5,800

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$27
Property, plant & equipment	5,285
Intangible assets	527
Accounts payable and accrued expenses	(39)
Total preliminary purchase price	$5,800

Intangible assets consist of patents.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed.

The operations of Vengar will not be included in the consolidated statement of operations until August 1, 2021.

Note 7. Revenue

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer,
•	Identification of the performance obligations in the contract,
•	Determination of the transaction price,
•	Allocation of the transaction price to the performance obligations in the contract; and,
•	Recognition of revenue when, or as, we satisfy a performance obligation.

There was no revenue for the three and six months ended July 31, 2020. The following table presents revenue of the Company disaggregated by revenue source (in thousands):

Revenue

Net revenue	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2021
Transactional revenue
Consulting and services revenue	$215	$1,255
Total transaction revenue	215	1,255
Subscription and services revenue
Staking revenue	44	130
Total subscription and services revenue	44	130
Total net revenue	259	1,385
Other revenue
Fair value adjustment to cryptocurrency	2,247	2,358
Crypto asset sales revenue	2,907	2,907
Interest income	21	47
Total other revenue	5,175	5,312
Total revenue	$5,434	$6,697

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

Other revenues

The Company includes interest income as a part of revenue when generated from non-cash equivalents as other revenue within net revenue. Interest earned on cash and cash equivalents is included in corporate interest income, within other income.

Other revenue also includes the sale of crypto assets. The Company records the total value of the sale in other revenue and the cost of the crypto assets in cost of sales within the consolidated statements of operations.

86% of the revenue generated by the Company has come from customer in the European theatre.

Note 8. Notes

On March 17, 2021 the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s CFO. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate is 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

Note 9. Related Party Transactions

On July 6, 2021, the Company entered into a settlement agreement with BOTS, Inc. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction and was conducted at arm’s length. (See Note 10 – Stockholder’s Equity)

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. (See Note 10 – Stockholder’s Equity)

During the three months ending April 30, 2021 and year ended January 31, 2021 Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch Partners as of July 31, 2021 was $11,717. The amount owed for the year ended January 31, 2021 was $12,862.

On April 12, 2021 Epic exercised the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. (See Note 10 – Stockholders’ Equity)

During the quarter ended April 30, 2021, the Company issued seven warrants to its officers and directors for the purchase of up to a total of 1,100,000 common shares of stock at $2.21 per share. (See Note 15 – Warrants)

On March 17, 2021 the Company borrowed $500,000 from Epic. (See Note 8 – Notes)

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. (see Note 10 – Stockholders’ Equity)

On April 22, 2020 the Company converted $104,987 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the company at $0.75 per share. (See Note 10 – Stockholders’ Equity)

On April 17, 2020 the Company issued 50,000 shares of Series A Preferred Stock to Epic and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc. (See Note 10 – Stockholders’ Equity)

On April 17, 2020 the Company issued 150,000 shares of Series B Preferred Stock to Paul Rosenberg. (See Note 10 – Stockholders’ Equity)

Note 10. Stockholders’ Equity

Common Stock

As of July 31, 2021 and January 31, 2021, the Company had 200 million common shares authorized, with 8,475,792 and 5,974,125 common shares at a par value of $0.0001 issued and outstanding, respectively.

On July 31, 2021 the Company issued 1,000,000 shares of common stock as part of the Vengar Acquisition.

On June 30, 2021 the Company issued 300,000 shares of common stock to Chris Carter for as part of his employment contract for a three year period. The shares shall be fully earned upon completion of his three-year contract.

On June 24, 2021 the Company issued 5,000 shares of common stock each to Sophie Grinevald and Bill Regan who will provide financial and accounting services to the Company for a probationary period of three months.

On June 21, 2021 the Company issued 300,000 shares of common stock as part of the 832 Acquisition.

On June 30, 2021 the Company issued 450,000 shares of common stock as part of the Mercury Acquisition.

On May 23, 2021 the Company entered into an Investor Relations agreement with RedChip Companies. The term of the agreement is for one year. The Company will pay $12,500 per month plus issue 75,000 shares of common stock.

On May 23, 2021 the Company issued 5,000 shares of common stock to Sara Moline who will provide services as an executive assistant for the Company for a probationary period of three months.

On April 12, 2021 Epic exercised the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020 the Company recorded the following stock-based compensation as part of the accounts payable conversion action ($ in thousands):

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$105	130,128	$878	$773
Brandy Craig	$69	88,455	$597	$528
Law Offices of Carl G Hawkins	$6	8,504	$57	$51
Thomas G Amon	$15	19,230	$130	$115
Total	$195	246,317	$1,662	$1,467

Preferred Stock

Series A Preferred

As of July 31, 2021 and January 31, 2021, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 and 150,000 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock after 2 years since its issuance. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock votes 1,000 shares of common stock, has no redemption rights, receives no dividends, and has preference in dissolution over Common Stock.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

During the quarter ended April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic at par value for a total payment of $15. Epic, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic. The Company recorded the transaction at FMV of $41,068,419 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of July 31, 2021 and January 31, 2021, the Company had 1 million Series B Preferred shares, par value $0.0001, authorized, with 400,000 and 650,000 Series B Preferred shares issued and outstanding, respectively. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock votes 50 shares of common stock, has no redemption rights, receives no dividends, and has preference in dissolution over Common Stock and Series A Preferred.

On July 6, 2021, the Company entered into a settlement agreement with BOTS, Inc. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction and was conducted at arm’s length.

During the quarter ended April 30, 2020 the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,629,300 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms. During the quarter ending July 31, 2021 BOTS returned to the treasury of the Company 250,000 shares of Series B Preferred stock in exchange for certain assets held by the Company (see Note 16). In addition, BOTS exchanged 125,000 shares of Series B Preferred stock with Epic Industry Corp and Paul Rosenberg in exchange for 50 million shares of BOTS stock held by Epic Industry Corp and Paul Rosenberg, for a total of 100 million BOTS common shares.

Note 11. Basic Income per Share

Basic Income Per Share - The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period. The basic income per share for the three and six months ended July 31, 2021 was $0.38 and $0.52 per share, respectively. The loss per share for the three and six months ended July 31, 2020 was $(0.18) and $(6.31) per share, respectively.

Note 12. Discontinued Operations

On April 20, 2020, the Company impaired the 420Cloud software, which was made effective on January 31, 2018. The Company recognized $800 in expenses in discontinued operations for the three and six months ended July 31, 2020.

Note 13. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three and six months ended July 31, 2021 and 2020.

Note 14. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 15. Warrants

On July 31, 2021 the Company issued warrants to two officers of the Company (Toney Jennings and Brandon Hart) for the purchase of up to a total of 400,000 shares of common stock at $5.05 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on July 30, 2026 at 5:00 PM Eastern Standard Time.

On June 21, 2021 the Company issued a warrant to one officer of the Company (Cedric Harris) for the purchase of up to a total of 200,000shares of common stock at $5.25 per share. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on June 20, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021 the Company issued warrants to three officers of the Company (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to a total consolidated 600,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On February 1, 2021 the Company issued warrants to four directors of the Company (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to a total consolidated 500,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 125,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 25,000 per year for three consecutive years. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On November 1, 2017 the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3,000,000 shares of common stock at $1.00 per share. The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time. The warrants contain participation rights to any registration statement filed by the Company. In April 2020 the Company cancelled one warrant that authorized the purchase of up to 250,000 shares of common stock. Warrants have been exercised four times for a total of 175,000 shares of common stock for $175,000, which was paid $135,000 in cash and $40,000 as a reduction to accounts payable.

A summary of warrant activity for six months ended July 31, 2021 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2021	2,675,000	$1.00

Exercised	(100,000)	1.00
Granted	1,700,000	3.24
Warrants outstanding at July 31, 2021	4,275,000	$1.89

Note 16: Sale of Assets to Related Party

On May 13, 2020 the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1.9 million. The $1.9 million was paid through the transfer of $0.5 million in BIT cryptocurrency and a $1.4 million convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note has a simple interest fee of 9% per year and may be converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note has no expiration date. The convertible note receivable is currently convertible into stock that is thinly traded on the OTC Markets and since it was related party the credit is to equity. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS, Inc. (See Note 9 – Related Party Transactions)

Note 17. Cryptocurrency Assets

The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency that have a market value and substantial liquidity as current intangible assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity are classified as non-current intangible assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets as of July 31, 2021 and January 31, 2021:

Cryptocurrency Holdings
Current Assets (in thousands)
	As of	As of
	July 31, 2021	January 31, 2021
Coin Symbol	FMV	FMV
BTC	$298	$-
ETH	1	-
GUSD	1	-
HEX	3,112	123
	$3,412	$123

Non-Current Assets (in thousands)
	As of	As of
	July 31, 2021	January 31, 2021
Coin Symbol	Cost Basis	Cost Basis
PRES	$-	$15
BIT	-	83
	$-	$98

Note 18. Reclassifications

During the quarter ended July 31, 2021, the Company reclassified some components of its revenue and other income. Some of the reclassifications impacted the presentation of revenue and other income previously reported in our Quarterly Report on Form 10-Q for the period ended April 30, 2021. There were no adjustments to the combined total revenue and other income generated just a reclassification of the type of revenue or income generated. The changes in our consolidated Statements of Operations are summarized, below.

	As previously presented April 30, 2021	Revised April 30, 2021	Reclassification
Revenue	$1,081	1,127	46
Other Revenue	72	136	64
Total	$1,153	$1,263	$110
Other income	110	-	(110)
Total	$1,263	$1,263	$-

Note 19. Subsequent Events

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

On September 13, 2021 the Law Offices of Carl G Hawkins exercised their warrant acquiring 40,000 shares at the strike price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G Hawkins.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company's SEC filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

EXECUTIVE OVERVIEW

The executive overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10Q.

Our strong results for the three and six months ended July 31, 2021 reflect the strength of the crypto price cycle we entered in Q4 2020. We saw many crypto assets reach all time high prices, high levels of volatility, and increased interest across the entire blockchain. Crypto market capitalization reached nearly $2 trillion at the end of the second quarter compared to $1 trillion at the end of last quarter of the last fiscal year. We were well positioned to take advantage of this market trend.

Our involvement is certain development projects since revamping our operations in April 2020 has provided substantial amounts of cryptocurrencies at entry point levels during initial roll out of new platforms and products. Accepting these payments in cryptocurrencies has opened the doors to staking and interest earning at unprecedented rates within the markets which has compounded our growth. While we accept certain and inherent risks associated with the volatility of the current blockchain markets, our involvement with clients birthing new products limits our risks to time, effort, and energy risks which shields us from the blockchain markets rise and falls. While we are not immune to the variances within the market, our basis of entry is often low and as such can withstand the day-to-day valuations of the market.

Despite our strong results, the rapid expansion of blockchain also creates challenges for us. Competition is increasing as new market entrants join the blockchain every month. Our competitors are supporting certain crypto assets that are experiencing large trading volume and growth in market capitalization that we do not currently participate in, as well as offering new products and services that we are developing and/or do not offer. We welcome these challenges as they indicate that the market we serve is growing rapidly, but we also have to continue to move quickly to address them, and that inspires us towards action and growth.

HISTORY AND BACKGROUND

Company Name

On May 23, 2021, the Company changed its name from OBITX, Inc., to Everything Blockchain, Inc.

The Company is headquartered in Fleming Island, Florida.

Change of Control

On April 17, 2020 shares of Series A Preferred stock were issued to two parties effecting the Company’s change of control.

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

GENERAL OVERVIEW

Our current website can be found at www.obitx.com, which is not incorporated as part of this Form 10Q. In addition, we have acquired the domain www.everythingblockchain.io which is not incorporated as part of this Form 10Q.

EMPLOYEES AND CONSULTANTS

As of July 31, 2021, the Company has 24 employees. There are currently 9 consultants who fulfill a majority of the sales and marketing aspects of the business operations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.

We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. No material change has occurred to our critical accounting policies and estimates from the information provided in the Annual Report.

Results of Operations

Our operating results for the three and six months ended July 31, 2021 and 2020 are summarized as follows (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$5,434	$-	$6,698	$-
Cost of sales	2,746	-	2,746	-
Gross profit	2,688	-	3,951	-
Total operating expenses	138	1,069	850	49,281
Operating income (loss)	$2,550	$(1,069)	$3,101	$(49,281)

Results of Operations for the three and six months ended July 31, 2021 and 2020

Revenue

We generated $5.4 million in revenue for the three months ended July 31, 2021 as compared to no revenue for the three months ended July 31, 2020. Revenue generated for the quarter ended July 31, 2021 primarily consisted of $0.2 million from consulting services, $2.2 million from fair value adjustment to the cryptocurrencies, and $2.9 million from cryptocurrency sales.

We generated $6.7 million in revenue for the six months ended July 31, 2021 as compared to no revenue for the six months ended July 31, 2020. Revenue generated for the six months ended July 31, 2021 primarily consisted of $1.3 million from consulting services, $0.1 million from staking, $2.3 million from fair value adjustment to the cryptocurrencies, and $3.0 million from cryptocurrency sales.

Cost of Sales

Cost of sales for the three months ended July 31, 2021 was $2.7 million as compared to no cost of sales for the three months ended July 31, 2020. Cost of sales for the three months ended July 31, 2021 primarily consisted of cost of cryptocurrency of $0.6 million and $2.1 million in labor cost and commissions.

Cost of sales for the six months ended July 31, 2021 was $2.7 million as compared to no cost of sales for the six months ended July 31, 2020. Cost of sales for the six months ended July 31, 2021 primarily consisted of cost of cryptocurrency of of $0.6 million and $2.1 million in labor cost and commissions.

Gross Profit

Gross profit for the three months ended July 31, 2021 was $2.6 million as compared to $0 for the three months ended July 31, 2020.

Gross profit for the six months ended July 31, 2021 was $3.8 million as compared to $0 for the six months ended July 31, 2020.

Operating Expenses

Operating expenses consist primarily of selling, general and administrative expenses and amortization and depreciation expense. Selling, general and administrative expenses include personnel costs, consultant fees, bank charges, telephone expenses, meals and entertainment, computer and internet expenses, postage and delivery, office supplies, professional fees, reporting fees, and other miscellaneous fees.

Our operating expenses decreased by $1.0 million to $0.1 million for the three months ended July 31, 2021, from $1.1 million for the three months ended July 31, 2020. The primary reason for the decrease was due to stock-based compensation of $1.0 million, which was recorded for the three months ended July 31, 2020.

Our operating expenses decreased by $48.5 million to $0.8 million for the six months ended July 31, 2021, from $49.3 million for the six months ended July 31, 2020. The primary reason for the decrease was due to stock-based compensation of $49.2 million, which was recorded for the six months ended July 31, 2020.

Operating Income (Loss)

Our operating income increased by $3.6 million to a net profit of $2.5 million for the three months ended July 31, 2021 as compared to a net loss of $1.1 million for the three months ended July 31, 2020. The primary reasons for the increase in operating income was due to the increase in revenue and decrease in stock-based compensation as discussed above.

Our operating income increased by $52.3 million to a net profit of $3.0 million for the six months ended July 31, 2021 as compared to a net loss of $49.3 million for the six months ended July 31, 2020. The primary reasons for the increase in operating income was due to the increase in revenue and decrease in stock-based compensation as discussed above.

Liquidity and Capital Resources

During the six months ended July 31, 2021 we gained $0.8 million in cash. Our cash on hand as July 31, 2021 was $0.8 million. Based on our revenues, cash on hand and current monthly burn rate, the Company can sustain its operations going forward.

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $0.8 million for the six months ended July 31, 2021. We had net income of $3.3 million, which included fair value adjustment to cryptocurrencies of $2.4 million.

Net cash provided by operating activities was $0 for the six months ended July 31, 2020. We had net loss of $49.3 million, which included stock-based compensation of $49.2 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the six months ended July 31, 2021, compared to $0 for the same period in the prior year. During the six months ended July 31, 2021, we purchased $0.3 million of cryptocurrencies and sold $0.1 million of cryptocurrencies.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended July 31, 2021, compared to $0 for the same period in the prior year. During the six months ended July 31, 2021, we had proceeds from issuance of common stock of $0.5 million and borrowings of debt of $0.3 million. During the six months ended July 31, 2021, we paid off debt to a related party of $0.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic.

On July 31, 2021 the Company issued 1,000,000 shares of common stock as part of the Vengar Acquisition.

On June 30, 2021 the Company issued 300,000 shares of common stock to Chris Carter for as part of his employment contract for a three-year period. The shares shall be fully earned upon completion of his three-year contract.

On June 17, 2021 the Company issued 5,000 shares of common stock each to Sophie Grinevald and Bill Regan for services provided.

On June 21, 2021 the Company issued 300,000 shares of common stock as part of the 832 Acquisition.

On June 30, 2021 the Company issued 450,000 shares of common stock as part of the Mercury Acquisition.

On May 23, 2021 the Company issued 75,000 shares of common stock to RedChip Companies, Inc.

On May 19, 2021 the Company issued 5,000 shares of common stock to Sarah Moline for services provided.

On April 12, 2021 Epic exercised the warrant it has and purchased 100,000 shares of common stock in exchange for $100,000. Epic Industry Corp elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

On April 22, 2020 the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share.

Name	Shares Issued
Paul Rosenberg	130,128
Brandy Craig	88,455
Law Offices of Carl G Hawkins	8,504
Thomas G Amon	19,230
Total	246,317

During the quarter ending April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic at par value for a total payment of $15. Epic, through its sole shareholder directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic.

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

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everything Blockchain, Inc.

Dated: September 14, 2021		/s/ Eric Jaffe
	By:	Eric Jaffe
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2021		/s/ Michael Hawkins
	By:	Michael Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

