Form 10-Q
period 2021-10-31
Everything Blockchain, Inc.
filed 2021-12-15
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-56142

Everything Blockchain, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12574 Flagler Center Blvd, Suite 101 Jacksonville, FL	32258
(Address of principal executive offices)	(Zip Code)

(904) 454-2111

Registrant’s telephone number, including area code

3027 US Highway 17

Fleming Island, FL 32003

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

As of November 30, 2021, the Company had 8,604,038 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s original S-1 filing and the annual audit for the year ended January 31, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2021, are not necessarily indicative of the results that can be expected for the year ending January 31, 2022 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	October 31,	January 31,
	2021	2021
	(unaudited)
Current assets
Cash	$1,546	$-
Accounts receivable, net	147	-
Interest receivable	-	90
Current cryptocurrencies, net	5,470	123
Inventory	60	-
Prepaid expenses	3,183	1
Total current assets	10,406	214
Property, plant and equipment, net	939	-
Cryptocurrency, net	-	98
Goodwill	1,319	-
Intangible assets, net	7,473	-
Other assets	3	-
Loan receivable	-	1,400
Total assets	$20,140	$1,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$276	$6
Accounts payable related party	23	13
Current portion of long-term debt	281	-
Reserve for legal settlements	154	154
Deferred revenue	88	-
Total current liabilities	$822	$173
Long-term liabilities		-
Debt	280	-
Total long-term liabilities	$280	-
Total liabilities	$1,102	$173
Stockholders' equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of October 31, 2021; 150,000 shares issued and outstanding as of January 31, 2021	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 400,000 shares issued and outstanding as of October 31, 2021;650,000 shares issued and outstanding as of January 31, 2021	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;	1	1
8,604,038 and 5,974,125 shares issued and outstanding, as
of October 31, 2021 and January 31, 2021, respectively.
Treasury stock	(1,598)	-
Additional paid-in capital	67,506	54,946
Accumulated deficit	(46,871)	(53,408)
Total stockholders' equity	$19,038	$1,539
Total liabilities and stockholders' equity	$20,140	$1,712

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	October 31,		October 31,
	2021	2020	2021	2020

	(unaudited)
Revenue from services	$830	$62	$2,216	$62
Other revenue	4,076	-	9,387	-
Total revenue	4,906	62	11,603	62
Cost of sales	723	-	3,469	-
Gross profit	4,183	62	8,134	62
Selling, general, and administrative	898	674	1,725	49,949
Depreciation and amortization	40	-	63	-
Total operating expenses	938	674	1,788	49,949
Operating income (loss)	3,245	(612)	6,346	(49,887)
Other income (expense)	(15)	472	191	481
Net income (loss)	$3,230	$(140)	6,537	$(49,406)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.38	$(0.02)	$0.92	$(6.90)
Diluted income (loss) per share	$0.29	$(0.02)	$0.69	$(6.90)
Weighted average shares outstanding - basic	8,552,786	5,872,554	7,074,748	7,156,979
Weighted average shares outstanding - diluted	11,304,831	5,872,554	9,445,111	7,156,979

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

						Additional	Accumulated	Total Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid-in	Income	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
	(unaudited)
Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$(53,408)	$1,539
Stock issued	-	-	308	-	-	669	-	669
Stock issued for services	-	-	390	-	-	1,109	-	1,109
Stock issued for acquisitions	-	-	1,750	-	-	8,642	-	8,642
Warrant exercise	-	-	182	-	-	140	-	140
Issuance of Series A Preferred for services	50	-	-	-	-	2,000	-	2,000
Conversion of note receivable	(250)	-	-	-	(1,598)	-	-	(1,598)
Net income	-	-	-	-	-	-	6,537	6,537
Balance – October 31, 2021	600	$-	8,604	$1	$(1,598)	$67,506	$(46,871)	$19,038

Balance – January 31, 2020	-	$-	10,460	$1	$-	$3,501	$(4,109)	$(607)
Conversion of common to series B preferred	500	-	(5,000)	(1)	-	-	-	(1)
Conversion of accounts payable	-	-	246	-	-	1,663	-	1,663
Issuance of Series A preferred	150	-	-	-	-	40,138	-	40,138
Issuance of series B preferred	150	-	-	-	-	6,548	-	6,548
Imputed Interest	-	-	-	-	-	(52)	-	(52)
Interest receivable – related party	-	-	-	-	-	55	-	55
Stock issued for services	-	-	154	-	-	1,038	-	1,038
Sale of assets to related party	-	-	-	-	-	1,900	-	1,900
Stock issued in warrant exercise	-	-	20	-	-	20	-	20
Net loss	-	-	-	-	-	-	(49,406)	(49,406)
Balance – October 31, 2020	800	$0	5,880	$-	$-	$54,811	$(53,515)	$1,296

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Nine Months Ended October 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net (Loss)	$6,537	$(49,406)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock based compensation	-	49,204
Reverse of bad debt	(233)	-
Realized net gain on investment in cryptocurrency	(3,382)	144
Loss on cryptocurrency impairment	16	-
Fair value adjustment to cryptocurrency	(4,685)	-
Amortization and depreciation	63	-
Imputed interest	-	11
Changes in operating assets and liabilities:
Accounts receivable, net	(114)	-
Interest receivable	(32)	(55)
Inventory	(61)	-
Prepaid expenses	(72)	-
Other assets	(4)	-
Accounts payable to related party	12	(23)
Accrued interest	-	4
Accounts payable and accrued expenses	93	(18)
Reserve for legal settlements	-	154
Deferred revenue	(155)	-
Net cash provided by (used in) operating activities	(2,017)	15
Cash flows from investing activities:
Acquisition of cryptocurrencies, net	(1,264)	-
Proceeds from sale of cryptocurrencies	4,729	-
Capital expenditures	(137)	-
Acquisitions, net of cash received	(23)	-
Net cash provided by investing activities	3,305	-

Cash flows from financing activities:
Borrowing from related party	-	-
Payment to related party	(500)	(15)
Payment of debt	(10)	-
Proceeds from issuance of stock, net	768	-
Net cash provided by (used in) financing activities	258	(15)
Net Change in Cash	1,546	-
Cash at Beginning of Year	-	-
Cash at End of Year	$1,546	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$19	$13
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Loan of cryptocurrency	$500	$-
Cryptocurrency received for payment under contract	240	-
Fair value of assets in acquisitions	9,433	-
Fair value of liabilities assumed in acquisitions	791	-
Accounts receivable settlement for Render Payment	233	-
Conversion of note receivable in exchange for common stock and preferred stock	1,598	-
Issuance of stock for services	1,110	-
Issuance of Series A Preferred for services	2,000	-
Conversion of accounts payable to related party to common stock	40	195
Sale of software to related party	-	1,900
Conversion of debt through sale of cryptocurrencies	-	218

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

Subsidiaries of the Company

On April 26, 2021, in a settlement agreement with Render Payment, LLC (“Render”) owners, the Company became the sole owner of Render, in exchange for an outstanding accounts receivable the Company impaired in 2019. The settlement was considered a related party transaction and conducted as an arm’s length transaction approved by board members not associated with Render. As part of the transaction the Company recognized other income of $233,000 as fair market value (“FMV”) of the assets obtained under the settlement. The Company received two vehicles with FMV of $49,000 each and the Render Payment Processing Software with a FMV of $135,000.

On June 21, 2021, the Company acquired all of the equity interests of 832 Energy Technology Consultants, LLC (“832”), pursuant to a Purchase Agreement. Upon the closing of the transaction (the “832 Acquisition”), 832 became a wholly owned subsidiary of the Company. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain. For information on the 832 Acquisition refer to “Note 4. 832 Acquisition”.

On June 30, 2021, the Company acquired all of the equity interests of Mercury, Inc. (“Mercury”), pursuant to a Purchase Agreement dated April 24, 2021. Upon the closing of the transaction (the “Mercury Acquisition”), Mercury became a wholly owned subsidiary of the Company. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company with Mercury will launch its mining operations in the western United States. The Company will commence mining for Bitcoins, Ethereum, and other alternative cryptocurrencies. For information on the Mercury Acquisition refer to “Note 5. Mercury Acquisition”.

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

Revenues from one customer represent $1.0 million and $0 of the Company's revenue for the nine-month periods ended October 31, 2021 and 2000, respectfully.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0.6 million in excess of federally insured limits on October 31, 2021.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $5.0 million in excess of amounts protected by insurance.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase.

Basic and Diluted Net Earnings (Loss) Per Share

The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS calculations are determined by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect, calculated using (i) the “treasury stock” method for warrants and (ii) the “if converted” method for the preferred stock if their inclusion would not have been anti-dilutive.

Note 3. Going Concern

The Company's consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2021 and 2020 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Note 4. 832 Acquisition

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

Intangible assets consist of blockchain source code for QueryChain.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed.

The operations of 832 are included in the consolidated statement of operations as of June 21, 2021. During the three months ended October 31, 2021, the Company recorded revenue of $0.1 million and no net income related to 832. During the nine months ended October 31, 2021, the Company recorded revenue of $0.2 million and no net income related to 832.

Note 5. Mercury Acquisition

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

The operations of Mercury are included in the consolidated statement of operations as of July 1, 2021. During the three months ended October 31, 2021, the Company recorded revenue of $0.4 million and net loss of $0.1 million related to Mercury. During the nine months ended October 31, 2021, the Company recorded revenue of $0.5 million and net loss of $0.1 million related to Mercury.

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

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$50
Common stock	5,750
Total purchase price	$5,800

The Company’s preliminary purchase price allocation is as follows (amounts in thousands):

Cash	$27
Intangible assets	5,812
Accounts payable and accrued expenses	(39)
Total preliminary purchase price	$5,800

Intangible assets consist of patents.

The final purchase price and the allocation thereof will not be known until the valuation of intangible assets is completed.

The operations of Vengar are included in the consolidated statement of operations as of August 1, 2021. During the three and nine months ended October 31, 2021, the Company recorded no revenue and net loss of $0.1 million related to Vengar.

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

Revenue was $62,000 for the three and nine months ended October 31, 2020, consisting of consulting and service revenue. The following table presents revenue for the three and nine months ended October 31, 2021 disaggregated by revenue source (in thousands):

Revenue

Net revenue	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2021
Transactional revenue
Consulting and services revenue	$706	$1,961
Total transaction revenue	706	1,961
Subscription and services revenue
Staking revenue	124	255
Total subscription and services revenue	124	255
Total net revenue	830	2,216
Other revenue
Fair value adjustment to cryptocurrency	2,328	4,685
Crypto asset sales revenue	1,748	4,655
Interest income	-	47
Total other revenue	4,076	9,387
Total revenue	$4,906	$11,603

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

Note 8. Notes

On March 17, 2021, the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s Chairman of the board of directors. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate was 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

Note 9. Related Party Transactions

During the nine months ended October 31, 2021 and year ended January 31, 2021, Overwatch Partners paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch Partners as of October 31, 2021 was $23,646. The amount owed for the year ended January 31, 2021 was $12,862.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock. (See Note 10 – Stockholder’s Equity)

On July 6, 2021, the Company entered into a settlement agreement with BOTS, Inc. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction and was conducted at arm’s length. (See Note 10 – Stockholder’s Equity)

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. (See Note 10 – Stockholder’s Equity)

On April 12, 2021 Epic exercised the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. (See Note 10 – Stockholders’ Equity)

During the quarter ended April 30, 2021, the Company issued seven warrants to its officers and directors for the purchase of up to a total of 1,100,000 common shares of stock at $2.21 per share. (See Note 14 – Warrants)

On March 17, 2021 the Company borrowed $500,000 from Epic. (See Note 8 – Notes)

On April 29, 2020 the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. (see Note 10 – Stockholders’ Equity)

On April 22, 2020 the Company converted $104,987 outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the Company at $0.75 per share. (See Note 10 – Stockholders’ Equity)

On April 17, 2020, the Company issued 50,000 shares of Series A Preferred Stock to Epic and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc. (See Note 10 – Stockholders’ Equity)

On April 17, 2020, the Company issued 150,000 shares of Series B Preferred Stock to Paul Rosenberg. (See Note 10 – Stockholders’ Equity)

Note 10. Stockholders’ Equity

Common Stock

As of October 31, 2021 and January 31, 2021, the Company had 200 million common shares authorized, with 8,604,038 and 5,974,125 common shares at a par value of $0.0001 issued and outstanding, respectively.

On October 21, 2021, the Company sold 25,000 shares of common stock to an individual for $150,000 or $6.00 per share of common stock.

On September 13, 2021, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 40,000 shares at the strike price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

On August 25, 2021, the Company sold 21,000 shares of common stock to an individual for $126,000 or $6.00 per share of common stock.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

On July 31, 2021, the Company issued 1,000,000 shares of common stock as part of the Vengar Acquisition.

On June 30, 2021, the Company issued 300,000 shares of common stock to Chris Carter as part of his employment contract for a three-year period. The shares shall be fully earned upon completion of his three-year contract.

On June 30, 2021, the Company issued 450,000 shares of common stock as part of the Mercury Acquisition.

On June 24, 2021, the Company issued 5,000 shares of common stock each to Sophie Grinevald and Bill Regan who provided financial and accounting services to the Company for a three-month period.

On June 21, 2021, the Company issued 300,000 shares of common stock as part of the 832 Acquisition.

On May 23, 2021, the Company entered into an Investor Relations agreement with RedChip Companies. The term of the agreement is for one year. The Company will pay $12,500 per month plus issue 75,000 shares of common stock.

On May 23, 2021, the Company issued 5,000 shares of common stock to Sara Moline who provided services as an executive assistant for the Company for a three-month period.

On April 12, 2021, Epic exercised the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

On April 22, 2020, the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020, the Company recorded the following stock-based compensation as part of the accounts payable conversion action ($ in thousands):

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$105	130,128	$878	$773
Brandy Craig	$69	88,455	$597	$528
Law Offices of Carl G Hawkins	$6	8,504	$57	$51
Thomas G Amon	$15	19,230	$130	$115
Total	$195	246,317	$1,662	$1,467

Preferred Stock

Series A Preferred

As of October 31, 2021 and January 31, 2021, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 and 150,000 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

During the quarter ended April 30, 2020 the Company sold 150,000 shares of Series A Preferred Stock to Epic at par value for a total payment of $15. Epic directed the Company to issue 100,000 shares of Series A Preferred stock to Overwatch Partners, Inc., with the remaining 50,000 shares to Epic. The Company recorded the transaction at FMV of $41,068,419 with the difference assigned as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

Series B Preferred

As of October 31, 2021 and January 31, 2021, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 400,000 and 650,000 Series B Preferred shares issued and outstanding, respectively. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

During the quarter ended April 30, 2020, the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,629,300 minus the par value being recorded as stock-based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

On April 29, 2020, the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms. During the quarter ending July 31, 2021, BOTS returned to the treasury of the Company 250,000 shares of Series B Preferred stock in exchange for certain assets held by the Company (see Note 15). In addition, BOTS exchanged 125,000 shares of Series B Preferred stock with Epic Industry Corp and Paul Rosenberg in exchange for 50 million shares of BOTS stock held by Epic Industry Corp and Paul Rosenberg, for a total of 100 million BOTS common shares.

Note 11. Basic Income per Share

Basic Income Per Share - The computation of basic and diluted income (loss) per common share is based on the weighted average number of shares outstanding during each period. The basic income per share for the three and nine months ended October 31, 2021 was $0.38 and $0.92 per share, respectively. The loss per share for the three and nine months ended October 31, 2020 was $(0.02) and $(6.90) per share, respectively.

Note 12. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. The Company recognized $0 as a loss on contingencies in the three and nine months ended October 31, 2021 and 2020.

Note 13. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Cease and Desist Notice

On November 2, 2021, the Company received a cease and desist notice (the “Notice”) from First Genesis, Inc. (“First Genesis”). The Notice alleges, among other things, that Cedric Harris, the Company’s Chief Research Officer, and the Company were using First Genesis’ intellectual property. Mr. Harris, through 832, developed First Genesis’ intellectual property and has been providing First Genesis with consulting services. 832’s intellectual property, which Mr. Harris also developed, is completely different than the First Genesis intellectual property. We believe that the allege claims by First Genesis are without merit and the Company will continue to vigorously defend against the allegations in the Notice.

Note 14. Warrants

On October 21, 2021, the Company issued a warrant to a stockholder of the Company for the purchase of up to a total of 6,000 shares of common stock at $9.00 per share. Under the vesting schedule 6,000 shares are vested upon signing. The warrants expire on October 20, 2026 at 5:00 PM Eastern Standard Time.

On September 30, 2021, the Company issued a warrant to Myosin, Inc. for the purchase of up to a total of 100,000 shares of common stock at $7.00 per share. Under the vesting schedule 100,000 shares are vested upon signing. The warrants expire on September 30, 2026 at 5:00 PM Eastern Standard Time.

On September 22, 2021, the Company issued a warrant to one officer of the Company (Bill Regan) for the purchase of up to a total of400,000 shares of common stock at $6.40 per share. Under the vesting schedule 100,000 shares are vested upon signing and 100,000 per year for three consecutive years. The warrants expire on September 21, 2026 at 5:00 PM Eastern Standard Time.

On September 20, 2021, the Company issued a warrant to a consultant of the Company (Sophie Grinevald) for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on September 19, 2026 at 5:00 PM Eastern Standard Time.

On September 20, 2021, the Company issued a warrant to one director of the Company (Thomas Amon) for the purchase of up to a total of 125,000 shares of common stock at $6.00 per share. Under the vesting schedule 50,000 shares are vested upon signing and 25,000 per year for three consecutive years. The warrants expire on September 19, 2026 at 5:00 PM Eastern Standard Time.

On September 15, 2021, the Company issued a warrant to one director of the Company (Richard Schaeffer) for the purchase of up to a total of 200,000 shares of common stock at $6.00 per share. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on September 14, 2026 at 5:00 PM Eastern Standard Time.

On July 31, 2021, the Company issued warrants to two officers of the Company (Toney Jennings and Brandon Hart) for the purchase of up to a total of 400,000 shares of common stock at $5.05 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on July 30, 2026 at 5:00 PM Eastern Standard Time.

On June 21, 2021, the Company issued a warrant to one officer of the Company (Cedric Harris) for the purchase of up to a total of 200,000 shares of common stock at $5.25 per share. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on June 20, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021, the Company issued warrants to three officers of the Company (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to a total consolidated 600,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 50,000 per year for three consecutive years. The warrants expire on March 10, 2026 at 5:00 PM Eastern Standard Time.

On February 1, 2021, the Company issued warrants to four directors of the Company (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to a total consolidated 500,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 125,000 shares of common stock. Under the vesting schedule 50,000 shares are vested upon signing and 25,000 per year for three consecutive years. The warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On November 1, 2017, the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3,000,000 shares of common stock at $1.00 per share. The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time. The warrants contain participation rights to any registration statement filed by the Company. In April 2020 the Company cancelled one warrant that authorized the purchase of up to 250,000 shares of common stock. Warrants have been exercised four times for a total of 175,000 shares of common stock for $175,000, which was paid $135,000 in cash and $40,000 as a reduction to accounts payable.

A summary of warrant activity for nine months ended October 31, 2021 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2021	2,675,000	$1.00

Exercised	(190,000)	1.32
Granted	2,731,000	4.41
Warrants outstanding at October 31, 2021	5,216,000	$2.77

Note 15: Sale of Assets to Related Party

On May 13, 2020, the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1.9 million. The $1.9 million was paid through the transfer of $0.5 million in BIT cryptocurrency and a $1.4 million convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note had a simple interest fee of 9% per year and may have been converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note had no expiration date. The convertible note receivable was convertible into stock that was thinly traded on the OTC Markets and since it was related party the credit was to equity. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS, Inc. (See Note 9 – Related Party Transactions)

Note 16. Cryptocurrency Assets

The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency that have a market value and substantial liquidity as current intangible assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity are classified as non-current intangible assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets as of October 31, 2021 and January 31, 2021:

Cryptocurrency Holdings
Current Assets (in thousands)
	As of	As of
	October 31, 2021	January 31, 2021
Coin Symbol	FMV	FMV
BTC	$434	$-
ETH	2	-
GUSD	1	-
USDC	144	-
HEX	4,889	123
	$5,470	$123

Non-Current Assets (in thousands)
	As of	As of
	October 31, 2021	January 31, 2021
Coin Symbol	Cost Basis	Cost Basis
PRES	$-	$15
BIT	-	83
	$-	$98

Note 17. Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Our strong results for the three and nine months ended October 31, 2021 reflect the strength of the crypto price cycle we entered in Q4 2020. We saw many crypto assets reach all time high prices, high levels of volatility, and increased interest across the entire blockchain. Crypto market capitalization reached $2 trillion at the end of the third quarter compared to $1 trillion at the end of last quarter of the last fiscal year. We are well positioned to take advantage of this market trend.

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

GENERAL OVERVIEW

Our current website can be found at www.everythingblockchain.io which is not incorporated as part of this Form 10Q.

EMPLOYEES AND CONSULTANTS

As of October 31, 2021, the Company has 19 employees. We currently utilize various consultants who fulfill a majority of the sales and marketing aspects of the business operations.

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

Results of Operations

Our operating results for the three and nine months ended October 31, 2021 and 2020 are summarized as follows (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Revenue	$4,906	$62	$11,603	$62
Cost of sales	723	-	3,469	-
Gross profit	4,183	62	8,134	62
Total operating expenses	938	674	1,788	49,949
Operating income (loss)	$3,245	$(612)	$6,346	$(49,887)

Results of Operations for the three and nine months ended October 31, 2021 and 2020

Revenue

We generated $4.9 million in revenue for the three months ended October 31, 2021 as compared to $0.1 million in revenue for the three months ended October 31, 2020. Revenue generated for the quarter ended October 31, 2021 primarily consisted of $2.3 million from fair value adjustment to the cryptocurrencies, $1.7 million from cryptocurrency sales, $0.7 million from consulting services, and $0.1 million from staking.

We generated $11.6 million in revenue for the nine months ended October 31, 2021 as compared to $0.1 million in revenue for the nine months ended October 31, 2020. Revenue generated for the nine months ended October 31, 2021 primarily consisted of $4.7 million from fair value adjustment to the cryptocurrencies, $4.7 million from cryptocurrency sales, $2.0 million from consulting services, and $0.2 million from staking.

Cost of Sales

Cost of sales for the three months ended October 31, 2021 was $0.7 million as compared to no cost of sales for the three months ended October 31, 2020. Cost of sales for the three months ended October 31, 2021 primarily consisted of cost of cryptocurrency of $0.5 million and $0.2 million in product costs and commissions.

Cost of sales for the nine months ended October 31, 2021 was $3.5 million as compared to no cost of sales for the nine months ended October 31, 2020. Cost of sales for the nine months ended October 31, 2021 primarily consisted of $2.2 million in labor costs and commissions and cost of cryptocurrency of $1.2 million.

Gross Profit

Gross profit for the three months ended October 31, 2021 was $4.2 million as compared to $0.1 million for the three months ended October 31, 2020.

Gross profit for the nine months ended October 31, 2021 was $8.1 million as compared to $0.1 million for the nine months ended October 31, 2020.

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

Our operating expenses increased by $0.2 million to $0.9 million for the three months ended October 31, 2021, from $0.7 million for the three months ended October 31, 2020. The primary reason for the increase was due to the acquisitions of Render, 832, Mercury, and Vengar, partially offset by a decrease in consulting expenses.

Our operating expenses decreased by $48.1 million to $1.8 million for the nine months ended October 31, 2021, from $49.9 million for the nine months ended October 31, 2020. The primary reason for the decrease was due to stock-based compensation of $49.2 million, which was recorded for the nine months ended October 31, 2020, partially offset by increases in operating expenses due to the acquisitions of Render, 832, Mercury, and Vengar.

Operating Income (Loss)

Our operating income increased by $3.9 million to operating income of $3.2 million for the three months ended October 31, 2021 as compared to an operating loss of $0.6 million for the three months ended October 31, 2020. The primary reason for the increase in operating income was due to the increase in revenue as discussed above.

Our operating income increased by $56.2 million to operating income of $6.3 million for the nine months ended October 31, 2021 as compared to an operating loss of $49.9 million for the nine months ended October 31, 2020. The primary reason for the increase in operating income was due to the increase in revenue and decrease in stock-based compensation as discussed above.

Liquidity and Capital Resources

During the nine months ended October 31, 2021 we gained $1.5 million in cash. Our cash on hand as October 31, 2021 was $1.5 million. Based on our revenues, cash on hand and current monthly burn rate, the Company can sustain its operations going forward.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $2.0 million for the nine months ended October 31, 2021. We had net income of $6.5 million, which included fair value adjustment to cryptocurrencies of $4.7 million.

Net cash provided by operating activities was $0 for the nine months ended October 31, 2020. We had net loss of $49.4 million, which included stock-based compensation of $49.2 million.

Investing Activities

Net cash provided by investing activities was $3.3 million for the nine months ended October 31, 2021, compared to $0 for the same period in the prior year. During the nine months ended October 31, 2021, we sold $4.7 million of cryptocurrencies and purchased $1.3 million of cryptocurrencies.

Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended October 31, 2021, compared to $0 for the same period in the prior year. During the nine months ended October 31, 2021, we had proceeds from issuance of common stock of $0.8 million and we paid off debt to a related party of $0.5 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2021, the Company sold 25,000 shares of common stock to an individual for $150,000 or $6.00 per share of common stock.

On September 13, 2021, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 40,000 shares at the strike price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

On August 25, 2021, the Company sold 21,000 shares of common stock to an individual for $126,000 or $6.00 per share of common stock.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic.

On July 31, 2021, the Company issued 1,000,000 shares of common stock as part of the Vengar Acquisition.

On June 30, 2021, the Company issued 300,000 shares of common stock to Chris Carter as part of his employment contract for a three-year period. The shares shall be fully earned upon completion of his three-year contract.

On June 17, 2021, the Company issued 5,000 shares of common stock each to Sophie Grinevald and Bill Regan for services provided.

On June 21, 2021, the Company issued 300,000 shares of common stock as part of the 832 Acquisition.

On June 30, 2021, the Company issued 450,000 shares of common stock as part of the Mercury Acquisition.

On May 23, 2021, the Company issued 75,000 shares of common stock to RedChip Companies, Inc.

On May 19, 2021, the Company issued 5,000 shares of common stock to Sarah Moline for services provided.

On April 12, 2021, Epic exercised the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to issue the shares in the name of Timothy R Schucker and Anastasia Hawkins JTWROS, the daughter and son-in-law of Michael Hawkins.

On April 22, 2020, the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share.

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

On April 29, 2020, the Company converted 5,000,000 shares of common stock owned by BOTS, Inc., into 500,000 shares of Series B Preferred stock.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everything Blockchain, Inc.

Dated: December 15, 2021		/s/ Eric Jaffe
	By:	Eric Jaffe
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 15, 2021		/s/ William Regan
	By:	William Regan
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

