Form 10-K
period 2022-01-31
Everything Blockchain, Inc.
filed 2022-05-10
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

Commission file number 000-56142

Everything Blockchain, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12574 Flagler Center Blvd., Suite 101, Jacksonville, FL 32258

(Address of principal executive offices)

Registrant’s telephone number: (904) 454-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $27.5 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding	8,604,038

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2022).

NONE

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

OTHER INFORMATION

As used in this report, the terms “we,” “our,” “us” and “the “Company” mean Everything Blockchain, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “Render” refer to Render Payment, LLC, a Florida limited liability company and one of our wholly owned subsidiaries. References to “832” refer to 832 Energy Technology Consultants, LLC, a Texas limited liability company and one of our wholly owned subsidiaries. References to “Mercury” refer to Mercury, Inc., an Idaho company and one of our wholly owned subsidiaries. References to “Vengar” refer to Vengar Technologies LLC, a Wyoming limited liability company and one of our wholly owned subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, “2022” refers to the year ended January 31, 2022, and “2021” refers to the year ended January 31, 2021.

PART I

Item 1. Business

HISTORY AND BACKGROUND

We were incorporated in the State of Delaware on March 30, 2017, originally under the name GigeTech, Inc. On October 31, 2017, the Company changed its name to OBITX, Inc. On May 23, 2021, the Company changed its name to Everything Blockchain, Inc. The Company is headquartered in Jacksonville, Florida.

The Company’s original business was to provide computer related services. The Company developed and acquired Internet publishing and broadcasting and web search portals. We published and generated textual, audio, and/or video content on the Internet, and operated websites that used a search engine to generate and maintain extensive databases of internet addresses and content. The Company discontinued this line of operations on April 17, 2020.

The Company is now primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. Our technology platform provides the building blocks to power blockchain-related applications for organizations seeking to tap into the benefits of blockchain to solve critical business issues. Our patent--pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, EB Build and EB Control.

On June 21, 2021, we acquired all of the equity interests of 832. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies.

On June 30, 2021, we acquired all of the equity interests of Mercury. We have utilized Mercury, which is located in Idaho, as our hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. We have commenced mining for Bitcoin.

On July 31, 2021, we acquired all of the equity interests of Vengar. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions.

We were not profitable and had incurred losses since our inception through January 31, 2021. Though 2022 resulted in net income, losses could reoccur and increase as we continue to work to develop our business. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

Corporate Information

Our principal executive office is located at 12574 Flagler Center Blvd., Suite 101, Jacksonville, Florida 32258 and our telephone number is (904) 454-2111. Our fiscal year end is January 31 of each calendar year.

Our current website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10K.

OVERVIEW OF INDUSTRY

A blockchain is a decentralized and distributed digital ledger that is used to record transactions across many computers so that the record cannot be altered retroactively without the alteration of all subsequent blocks and the collusion of the network. The blockchain system has been designed to use nodes agreement to order transactions and prevent fraud so that records cannot be altered retroactively. The network orders transactions by putting them together into groups called blocks, each block contains a definite number of transactions and a link to the previous block. Bitcoin, which is the name of the best-known cryptocurrency, is the one for which blockchain technology was invented. Blockchain is, quite simply, a digital, decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network.

Bitcoins are not the only type of digital assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent as of the date of this filing. Almost 10,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and HEX.

Blockchain Technologies

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2022, the total value of all cryptocurrencies exceeds one trillion dollars.

Blockchain Value

Cryptocurrencies are digital assets that are not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and is not backed by hard assets or other credit. As a result, the value of cryptocurrencies is determined by the value that various market participants place on them through their transactions.

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

Zero Trust Technologies

Traditionally, networks were protected via a “castle and moat” approach. Essentially, a perimeter was built around a network through a variety of technologies and static policies such that if a user was inside the perimeter, they were deemed to be trustworthy. However, digital transformation, cloud adoption and remote working have eliminated the traditional notion of a network perimeter, or edge, breaking the legacy architecture of a perimeter-based security model.

The notion of “zero trust” access was created wherein security policy is applied based on context established through least-privileged access controls and strict user authentication, not assumed trust. Key principles of zero trust include:

•	Micro-segmentation of the network: Micro-perimeters are created around key network resources requiring authentication for access across each perimeter.
•	Multi-factor authentication: Validation of user identity from multiple simultaneous sources.
•	Least-privilege access/authorization: Granting of the least level of user privilege and usage rights necessary to accomplish the user’s purpose.

Much effort has been focused on zero trust network access, or ZTNA, where zero trust concepts and technologies have been used to secure access to networks and network resources. More recently zero trust is being applied more atomically to data access, or ZTDA, with solutions such as the Company’s EB Control.

Uses of Cryptocurrencies

Global Cryptocurrency Market

Global trade in cryptocurrencies consists of individual end user-to-end user transactions, together with facilitated exchange-based trading. There is currently no reliable data on the total number or demographic composition of users on the global exchanges.

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

OVERVIEW OF COMPANY

EB Advise

EB Advise helps clients explore all aspects of blockchain to build solutions designed to deliver value. Through architecture, digital design, and development, we serve our clients in their search for innovative blockchain solutions that are ready for the market and address real business problems. Our objective is to focus on EB Advise projects that will result in recurring revenue or potential backend revenue that is a substantial multiple of the initial project value.

EB Build

EB Build is our patent pending blockchain platform that is the backbone of EBI’s blockchain and zero trust ecosystem. EB Build can be thought of as the foundation upon which we will build applications.

Unlike traditional blockchains, EB Build is “queryable” and uses a proprietary consensus algorithm. These advances offer advantages over tradition approaches such as allowing data to be added and retrieved to the chain in real-time and opens us to a larger pool of potential business use cases such as the ability to store data from internet of things, or IoT, devices.

An example of this is EB Build for environmental, social, and governance, or ESG. This application receives data from sensors in real time that are monitoring greenhouse gas emissions from equipment involved with the production of oil and gas. Clients can then prove emissions are within prescribed limits and use the data for forecasting, as well. Development of additional solutions for various markets and customer use cases is underway and we continue to build our EB Build ecosystem.

EB Control

EB Control is a Zero Trust Data Access solution for individuals and organizations seeking continuous control of their data across its lifespan. With data protected through an end-to-end zero-knowledge encryption architecture, only the creator of the data can grant permission for others to view their files and other data. EB Control allows our customers to:

•	Confidently know that their data will remain private when passed onto someone else

•	Control who can access their data, and when and where they can access it.

•	Determine what others can do with the data, including view only, forward/no forward, copy, print and save.

•	Update or revoke access at any time.

Licensing of the EB Control engine to technology partners has already begun. Launch to the general market is expected during the quarter ending July 31, 2022. Integration with EB Build is planned for later this year.

Patents

The Company, through Vengar and 832, have filed patent applications for four patent families in the United States with 12 international patent filings. The patents relate to our zero-trust data access and protection software, and our blockchain technology. While the Company is in the process of filing multiple additional patents for the protection of its intellectual property, the following list provides reference to our current intellectual property patents:

Docket No.	Type and Jurisdiction	Application Number

ENHANCED SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0100-P	US Provisional	62/878,637
1720-0100-NP	US Non-Provisional	16/935,941
1720-0100-PCT	International (Patent Cooperation Treaty)	PCT/US2020/043283
1720-0100-AE	Foreign United Arab Emirates	P6000087/2022
1720-0100-AU	Foreign Australia	2020316082
1720-0100-BR	Foreign Brazil	BR112022000995-0
1720-0100-CA	Foreign Canada	3,145,851
1720-0100-CN	Foreign People's Republic of China	202080053784.80
1720-0100-EP	Foreign European Patent Organisation	20844992.6
1720-0100-IL	Foreign Israel	289876
1720-0100-IN	Foreign India	202217009347.00
1720-0100-JP	Foreign Japan	2022-504535
1720-0100-KR	Foreign Korea	10-2022-7006393
1720-0100-MX	Foreign Mexico	MX/a/2022/000793
1720-0100-SA	Foreign Saudi Arabia	522431445

MULTI-FACTOR GEOFENCING SYSTEM FOR SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0101-P	US Provisional	63/001,854
1720-0101-NP	US Non-Provisional	17/214,507
1720-0101-PCT	International (Patent Cooperation Treaty)	PCT/US2021/024598

ENHANCED SECURE CRYPTOGRAPHIC COMMUNICATION SYSTEM
1720-0102-P	Provisional	63/302,823

QUERY CHAIN: DISTRIBUTED LEDGER FOR INSTANTANEOUS CONSENSUS OF A DIGITAL TWIN
1730-0100-P	Provisional	63/220,193

DESCRIPTION OF SUBSIDIARIES

Render was organized to be a credit card processor; however, as part of the acquisition, the Company is looking to utilize and modify its software as a centralized database ledger solution. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company with Mercury will launch its mining operations in the western United States. The Company has commenced mining for Bitcoin. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions. There were no subsidiaries consolidated for the year ended January 31, 2021.

EMPLOYEES

As of January 31, 2022, the Company has 20 employees.

Available Information

All reports of the Company filed with the Securities and Exchange Commission, or SEC, are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

We were not profitable and had incurred losses since our inception through January 31, 2021. Though 2022 resulted in net income, losses could reoccur and increase as we continue to work to develop our business. We were previously engaged in internet marketing and social media advertising. In late 2019, we determined to instead pursue a blockchain and cryptocurrency related business. Our current strategy in blockchain and cryptocurrency, like our prior ones, may not be successful. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

As cryptocurrency assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

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

We may not be able to compete successfully against present or future competitors. The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. We may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors that have access to more competitively priced resources could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputation may result in our failure to maintain or expand our business, as we may never be able to successfully thrive in the already established market. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading price of our securities.

Our loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

Our success and future growth will depend to a significant degree on the skills and services of our management, including our Chief Executive Officer and Chief Financial Officer. We will need to continue to grow our management in order to alleviate pressure on our existing team and in order to continue to develop our business. If our management fails to work together effectively, and/or execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

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

If our internal control over financial reporting is not effective, we may be unable to issue our financial statements in a timely manner, we may be unable to obtain the required audit or review of our financial statements by our independent registered public accounting firm in a timely manner or we may be otherwise unable to comply with the periodic reporting requirements of the SEC. Consequently, our common stock listing on the OTC markets could be suspended or terminated, and our stock price could materially suffer.

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

We face risks related to the novel Coronavirus, or COVID-19, outbreak, which could significantly disrupt our operations and financial results.

Our business may be adversely impacted by the effects of COVID-19. In addition to global macroeconomic effects, the COVID-19 outbreak and any other related adverse public health developments may cause disruption to the productivity of our suppliers and personnel, foreign and domestic.

The COVID-19 or other disease outbreak may over a longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for our products and services which would impact our operating results. The continued spread of COVID-19 or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions may adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and may further experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our services compared to our competitors’ services;
•	the size and composition of our user base;
•	the engagement of our users with our services and competing services;
•	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;
•	our ability to distribute our services to new and existing users;
•	our ability to monetize our services;
•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;
•	customer service and support efforts;
•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;
•	our ability to establish and maintain developer’s’ interest in building mobile and web applications that integrate with Facebook and our other services;
•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other services;
•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and service managers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to those of our competitors

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

We are currently developing, and in the future, will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new products and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

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

User license fees from our customers from the use of these services will provide all or substantially all of our revenues. We can give no assurance that our current and potential customers, including data service providers that provide broadband service to end users, government agencies or entities with private data networks, will license or will agree to pay the license fees we will request. The failure to enter into those agreements or realize the anticipated benefits from these agreements on a timely basis, or at all, or to renew any agreements upon expiration or termination would have a material adverse effect on our financial condition and results of operations.

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

The technology and media focused advertising industry within which we will compete is highly competitive. New developments in technology may negatively affect the development or licensing of proprietary software or make our proprietary software uncompetitive or obsolete. Some of our competitors may be much larger companies with longer operating histories and substantially greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results

We cannot assure you that we will effectively manage our expected growth.

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

Cryptocurrency-Related Risks

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

As a result of our investments, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an inadvertent investment company. The cryptocurrencies we own or have acquired may be deemed an investment security by the SEC, although we do not believe any of the cryptocurrencies we own or have acquired are securities. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of January 31, 2022, we do not believe we are an inadvertent investment company, however, resolution of pending public comments from the SEC have not been concluded. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, or, in the alternative, we may seek a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

We may lose our private key to our digital wallet, destroying all of our cryptocurrency assets.

Cryptocurrencies are stored in a digital wallet and are controllable by the processor of both the public key and the private key relating to the digital wallet in which the cryptocurrencies are held, both of which are unique. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet, which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies.

We rely on third party service providers to exchange our cryptocurrencies who may be at risks to cyber-security and malicious activity.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activities which we cannot control. If one or more malicious actor(s) obtains control of sufficient consensus nodes on the Blockchain, or, other means of alteration, then a Blockchain may be altered. While the Blockchain is decentralized, there is increasing evidence of concentration and techniques that may increase the risk that one or several bad actors could control the Blockchain on which we conduct business.

Cryptocurrencies may be traded on numerous online platforms, through third party service providers and as peer-to-peer transactions between parties. Many marketplaces simply bring together counterparties without providing any clearing or intermediary services and without being regulated. In such cases, we assume all risks.

Cryptocurrency trading platforms, largely unregulated and providing only limited transparency with respect to their operations, have come under increasing scrutiny due to cases of fraud, business failure or security breaches, where, even when insured, we may not be compensated for losses caused by such activities. Although we do not need a trading platform or an exchange to trade cryptocurrencies, such platforms are often used to convert fiat currency into cryptocurrency or to trade one cryptocurrency for another.

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

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies that engage in cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies, and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

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

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies, which are relatively new, are more sensitive to the concept of supply and demand. How such supply and demand will be impacted by geopolitical events is largely uncertain, but could be harmful to us and investors in our common stock. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Some financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short-term holding of an asset. Price volatility undermines cryptocurrency’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a cryptocurrency as a medium of exchange and payment method may always be minimal.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we acquire or hold for our own account.

Transactional fees may decrease demand for cryptocurrency and prevent expansion.

As the number of currency rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the network may transition from a set reward to transaction fees.

In order to incentivize miners to continue to contribute to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for cryptocurrency transactions become too high, the marketplace may be reluctant to accept cryptocurrency as a means of payment, and existing users may be motivated to switch back to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain, or a software upgrade that automatically charges fees for all transactions, may decrease demand for cryptocurrencies and prevent the expansion of the network to retail merchants and commercial businesses, resulting in a reduction in the price of cryptocurrencies, which would adversely impact our investment portfolio. Decreased use and demand for cryptocurrency may adversely affect the overall value and result in a reduction in the price of various cryptocurrencies, which would in turn decrease the value of our common stock.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent the lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

It may be illegal now, or in the future, to acquire, own, hold, sell or use bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, one or more countries that have taken harsh regulatory action in recent months, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency. In many nations, it is illegal to accept payment in bitcoin and other cryptocurrencies for consumer transactions, and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

There is a lack of liquid markets, and possible manipulation of blockchain/cryptocurrency-based assets.

Cryptocurrencies that are represented and trade on a ledger-based platform may not necessarily benefit from viable trading markets. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules which monitor investors transacting on such platforms for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and policies. The more lenient a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or manipulation of the ledger due to a controlled event. These factors may decrease liquidity or volume or may otherwise increase volatility of investment securities or other assets trading on a ledger-based system, which may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

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

There are inherent risks dealing with the blockchain due to hacking and/or adverse software events.

There can be no assurances that any processes we have adopted or will adopt in the future to manage our cryptocurrency wallets are or will be secure or effective, and we would suffer significant and immediate adverse effects if we suffered a loss of our cryptocurrency due to an adverse software or cybersecurity event. Currently, we use a third-party process that applies several layers of threat reduction techniques, including: (i) the use of hardware wallets to store sensitive private key information; (ii) performance of transactions offline; and (iii) offline generation storage and use of private keys.

At present, the Company is evaluating several third-party custodial wallet alternatives, but there can be no assurance such sources will utilize updated services as they develop in the future, and if a custodial wallet is used there can be no assurance that such services will be more secure than those the Company presently employs. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict at this time. If our security procedures and protocols are ineffectual and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. This would have a negative impact on our business and operations.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable. As a consequence of this, incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our investments and assets.

Cryptocurrency transactions are not reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network, however, we do not currently (nor is it feasible that we could in the future) possess sufficient processing power to effectuate this reversal. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft.

It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Furthermore, according to the SEC, at this time, there is no specifically enumerated U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. We are, therefore, presently reliant on existing private investigative entities to investigate any potential loss of our cryptocurrency assets. These third-party service providers rely on data analysis and compliance of internet service providers with traditional court orders to reveal information such as the internet protocol addresses of any attackers who may have target us. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we acquire or hold for our own account.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the US Department of Treasury, or OFAC, requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals, or SDN, list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions without our knowledge or consent. To the extent government enforcement authorities literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our common stock.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, such widespread acceptance is necessary to the continued growth and development of our business. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and horizontally partitioning data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

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

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board, or the FASB, or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expects to acquire for our own account and harm investors.

If our cryptocurrency assets become obsolete, we will need significant additional financing to commercialize our products and services, and we may not be able to obtain such financing on acceptable terms or at all.

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

Risks Related To Intellectual Property

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

If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost- efficient basis, our business and competitive position could be materially adversely affected. Many companies may be devoting significant resources to obtaining patents that could potentially cover aspects of our business. We have not exhaustively searched patents relevant to our technologies and business and, therefore, it is possible that we may unknowingly infringe the patents of others.

Any claims of infringement, misappropriation or related allegations, whether or not meritorious, would be time-consuming, divert technical and management personnel and be costly to resolve. We do not presently have funds to defend any such claims without materially impacting funds for the development of our products and services. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. In addition, certain of our potential suppliers may not indemnify us for third-party infringement or misappropriation claims arising from our use of supplier technology. As a result, we may be liable in the event of such claims. Any of these events could result in increases in operating expenses and result in a loss of business.

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

 Risks Related To Financial Accounting

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, there has been limited precedents for the financial accounting of crypto assets and related valuation and revenue recognition, and no official guidance has been provided by the FASB or the SEC. As such, there remains significant uncertainty on how companies can account for crypto assets transactions, crypto assets, and related revenue. Uncertainties in or changes to regulatory or financial accounting standards could result in the need to changing our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.

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

In 2014, the Internal Revenue Service, or IRS, released a notice, or IRS Notice, discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions”, or the Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the IRS Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of crypto assets and related transactions. Moreover, although the Ruling & FAQs address the treatment of forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto asset transactions including, but not limited to staking rewards and other crypto asset incentives and rewards products that we may offer. Although we believe our treatment of crypto asset transactions is consistent with existing guidance provided by the IRS, because of the rapidly evolving nature of crypto asset innovations and the increasing variety and complexity of crypto asset products, it is possible the IRS may disagree with treatment of our crypto assets for U.S. federal income tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate, affecting our non-U.S. customer base, and these uncertainties and potential adverse interpretations of tax law could affect our non-U.S. customers and the vitality of our platforms outside of the United States.

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
•

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles in the United States of America, or GAAP, and SEC disclosure requirements; and

•	ineffective controls over period end financial disclosure and reporting processes.

We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification.

We are a “smaller reporting company” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors. When we lose that status, there will be an increase in the costs and demands placed upon management.

As a company that is no longer an emerging growth company, the costs and demands placed upon management will likely increase, as we now have to comply with additional disclosure and accounting requirements.

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

We may identify material weaknesses in our financial reporting, or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To remediate any material weaknesses, our management has been implementing, and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We believe that these actions will remediate the material weakness.

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

Risk Factors Related to Management

Some of our officers and directors are working under consulting agreements and have/may have external business opportunities and employment that may be in conflict with us.

Currently, some of our officers and directors are working under consulting agreements and may dedicate time and resources to other functions and personal expenditures, some of which may conflict with our objectives as a company. Any and all conflicts of interest entered into by our officers are brought to the company’s board of director’s attention, with a resolution to the conflict addressed as such, at the time of reveal.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel. Some of these individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. Moreover, much of our key technology and systems are custom-made by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key technical personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. We intend to enter into long term contracts with our key personnel but there is no guarantee we will be successful.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the federal securities laws is against public policy as expressed in the Securities Act and, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, lawsuit or proceeding, is asserted by a director, officer or controlling person in connection with our securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the issue of whether such indemnification by us is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, probably will be very costly and may result in us receiving negative publicity, either of which factors would probably materially reduce the market and price for our common stock

Risks Related to Common Stock

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

Our significant stockholders could exert influence over our company, and if the ownership of our common stock continues to be concentrated, or becomes more concentrated in the future, it could prevent our other stockholders from influencing significant corporate decisions.

Epic Industry Corp., or Epic, and Overwatch Partners, Inc., or Overwatch, own, collectively, 100% of the issued and outstanding Series A Preferred shares of the Company, as of the date of this report. Epic also owns 31.3% of the issued and outstanding Series B Preferred shares of the Company, as of the date of this report. As a result, Epic and Overwatch, both which are primarily managed by Michael Hawkins, will be able to exercise influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock. As the Series A Preferred Stock votes on a 1,000:1 basis of common stock, and the Series B Preferred Stock votes on a 100:1 basis of common stock, Michael Hawkins essentially has 90.0% voting control of the Company.

The interests of the dominant stockholders may conflict with the interests of our other stockholders.

Our corporate governance guidelines address potential conflicts between a director’s interests and our interests, and requires our employees and directors to avoid actions or relationships that might conflict or appear to conflict with their job responsibilities or our interests and to disclose their outside activities, financial interests or relationships that may present a possible conflict of interest or the appearance of a conflict to management or corporate counsel. These corporate governance guidelines and code of business ethics do not, by themselves, prohibit transactions with Epic and Overwatch.

Risk Factors Associated with Our Common Stock

The market price of our common stock may be volatile or may decline regardless of the Company’s operating performance, and the price of our common stock may fluctuate significantly.

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

The Company has deeply centralized management that is vested in a small number of shareholders, officers, and directors, which will limit the rights of the common shareholder.

Our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 78% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is sometimes legally considered to be a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is at times considered to be a “penny stock.” This fluctuation occurs when our common stock does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock becomes a “penny stock” when it meets one or more of the following conditions:

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

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker-dealer made the suitability determination, and
•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

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

A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTCQB is not such a system, market-based volume limitations are not available for holders of our securities selling under Rule 144.

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

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the applicable “penny stock” rules, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company’s stock price.

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

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of any of our securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for the Company’s common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive office is located in Jacksonville, Florida, which consists of approximately 800 square feet of leased office space. Mercury owns a building in Idaho Falls, Idaho, which consists of approximately 2,500 square feet of office and warehouse space.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Note 14 – Legal Proceedings to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 14 relating to such legal matters is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Markets under the symbol OBTX. The following table sets forth for the periods indicated the range of high and low closing prices for our common stock as reported by the OTC Markets since the Company began trading in March 2020.

Year Ended January 31, 2022	High	Low
First Quarter, ended April 30, 2021	$3.50	$2.40
Second Quarter, ended July 31, 2021	$16.23	$1.96
Third Quarter, ended October 31, 2021	$15.00	$6.90
Fourth Quarter, ended January 31, 2022	$10.88	$6.20

Period March 13, 2020 through January 31, 2021	High	Low
March 13, 2020 through April 30, 2020	$14.10	$0.50
Second Quarter, ended July 31, 2020	$4.45	$0.75
Third Quarter, ended October 31, 2020	$1.03	$0.27
Fourth Quarter, ended January 31, 2021	$3.50	$0.36

The closing price of our common stock as reported on the OTC Markets was $3.75 on April 22, 2022.

(b) Holders

As of January 31, 2022, there were approximately 100 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, Inc., 66 Exchange Place, 1st Floor, Salt Lake City, UT 84111 Telephone: (801) 355-5740.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

(e) Recent Sales of Unregistered Securities

The following shares were sold to friends and family, as accredited investors, during the past 12 months:

Name	Shares	Total Price	Date
Adam Gattuso	16,666	$25,000	June 14, 2021
Carolyn Barber	33,334	$50,001	June 16, 2021
James Trabits	133,334	$200,001	June 16, 2021
Jeffrey Mishler	35,000	$52,500	June 17, 2021
Lisa Mishler	10,000	$15,000	June 23, 2021
Thomas Truchel	33,333	$50,000	June 23, 2021
James Trabits	21,000	$126,000	August 25, 2021
James Trabits	25,000	$150,000	October 21, 2021

(f) Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and risk factors. The Company’s financial statements have been prepared in accordance with GAAP.

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

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended January 31, 2021 to conform with the year ended January 31, 2022 presentation. The Company determined that the more appropriate place to record sales of cryptocurrency and the associated costs, and fair market value adjustments to cryptocurrency was other income and not revenue and cost of sales. There was no change in net loss for the year ended January 31, 2021.

Overview

The Company’s original business was to provide computer related services. The Company developed and acquired Internet publishing and broadcasting and web search portals. We published and generated textual, audio, and/or video content on the Internet, and operated websites that used a search engine to generate and maintain extensive databases of internet addresses and content. The Company discontinued this line of operations on April 17, 2020.

The Company is now primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. Our technology platform provides the building blocks to power blockchain-related applications for organizations seeking to tap into the benefits of blockchain to solve critical business issues. Our patent--pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, EB Build and EB Control.

On June 21, 2021, we acquired all of the equity interests of 832. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies.

On June 30, 2021, we acquired all of the equity interests of Mercury. We have utilized Mercury, which is located in Idaho, as our hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. We have commenced mining for Bitcoin.

On July 31, 2021, we acquired all of the equity interests of Vengar. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions.

Factors Affecting Comparability of Financial Information

Our historical results of operations for the year ended January 31, 2022, may not be comparable with our results of operations for the year ended January 31, 2021, for the reasons discussed below.

832’s operations are included in our historical operating results as of June 21, 2021. Mercury’s operations are included in our historical operating results as of July 1, 2021. Vengar’s operations are included in our historical operating results as of August 1, 2021.

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

We recognize revenue when all guidelines establish through the five-step process to govern contract revenue reporting are met. This 5-step process consists of:

1.	Identify the contract(s) with a customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when or as you satisfy a performance obligation (rather than on final delivery, as in the past)

Services revenue. We generate services revenue via consulting services and software development. The Company is engaged in developing, engineering, and designing blockchain projects, to include platforms and cryptocurrencies for customers.

Subscription revenue. We generate revenue from subscriptions through staking of our current crypto assets. Our primary token being staked is a hybrid Proof of Work (“POW”) and Proof of Stake (“POS”) system. Stakers, in this particular token are paid inflation based both on the duration of the stake (contract length), as well as based on the volume / quantity of tokens staked. Rewards / interest / inflation are paid in the native token. We also participate in networks with POW consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.

Product revenue. We generate product revenue through customized product development.

Acquisition Method of Accounting

We account for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Our operating results for the years ended January 31, 2022 and 2021 are summarized as follows:

	For the Years Ended January 31,
	2022	2021
	(in thousands)
Revenue	$2,481	$62
Cost of sales	231	-
Gross profit	2,250	62
Selling, general and administrative	4,183	49,975
Depreciation and amortization	96	-
Total operating expenses	4,279	49,975
Loss from operations	(2,029)	(49,913)
Other income (expense), net	5,181	614
Income (loss) before income taxes	3,152	(49,299)
Income tax expense	835	-
Net income (loss)	$2,317	$(49,299)

Revenue

Revenue for the year ended January 31, 2022 was $2.5 million as compared to $0.1 million for the year ended January 31, 2021. Revenue for January 31, 2022 primarily consisted of $1.7 million from consulting services, $0.4 million from product revenue, and $0.3 million from staking of cryptocurrency. Revenue for January 31, 2021 primarily consisted of $0.1 million from consulting services. The primary reasons for the increase in revenue was due to increases in consulting services and staking, as well as the acquisitions of 832 and Mercury.

Cost of Sales

Cost of sales for the year ended January 31, 2022 was $0.2 million, which primarily consisted of product costs and commissions from Mercury.

Gross Profit

Gross profit for the year ended January 31, 2022 was $2.3 million as compared to $0.1 million for the year ended January 31, 2021.

Operating Expenses

Operating expenses consist primarily of selling, general and administrative expenses and amortization and depreciation expense. Selling, general and administrative expenses primarily consist of personnel costs, consultant fees, professional fees, computer and internet expenses, marketing expenses, utilities expenses, meals and entertainment, office supplies, and reporting fees.

Operating expenses for the year ended January 31, 2022 was $4.3 million compared to $50.0 million for the year ended January 31, 2021. The primary reason for the decrease was due to stock based compensation of $49.2 million, which was recorded for the year ended January 31, 2021, partially offset by increases in operating expenses due to the acquisitions of Render, 832, Mercury, and Vengar.

Operating expenses for the year ended January 31, 2022 of $4.3 million consist primarily of stock based compensation of $2.0 million, payroll costs of $1.1 million, professional fees of $0.3 million, consultant fees of $0.3 million, marketing expenses of $0.1 million, and bad debt expense of $0.1 million.

Operating expenses for the year ended January 31, 2021 of $50.0 million consist primarily of stock based compensation of $49.2 million of which $47.7 million related to the issuance of Series A and B preferred stock.

Operating Loss

Operating loss decreased by $47.9 million to an operating loss of $2.0 million for the year ended January 31, 2022 as compared to an operating loss of $49.9 million for the year ended January 31, 2021. The primary reasons for the decrease in operating loss was due to the increase in revenue and decrease in operating expenses as discussed above.

Other Income

Other income consists primarily of sales of cryptocurrency and the associated costs, fair market value adjustments to cryptocurrency, and interest income and expense.

Other income for the year ended January 31, 2022 was $5.2 million compared to $0.6 million for the year ended January 31, 2021. Other income for the year ended January 31, 2022 of $5.2 million consists primarily of fair market value adjustments to cryptocurrency of $3.8 million and net profit from sales of cryptocurrency of $1.2 million. Other income for the year ended January 31, 2021 of $0.6 million consists primarily of net profit from sales of cryptocurrency of $0.4 million.

Adjusted Revenue and Adjusted EBITDA

The Company reports all financial information required in accordance with generally accepted accounting principles (“GAAP”). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information because it is useful to understand our performance that many investors believe may obscure the Company’s ongoing operational results.

Adjusted Revenue, which is a non-GAAP financial measure, is defined by the Company as revenue adjusted for cryptocurrency activities.

Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net income (loss) plus net interest income, income tax (benefit) expense, depreciation and amortization, and stock based compensation, and related party transactions recorded in equity for the year ended January 31, 2021.

The following table reflects certain non-GAAP financial amounts for the years ending January 31, 2022 and 2021, respectively (in thousands):

	For the Years Ended
	January 31,
	2022	2021
Adjusted revenue	$11,855	$3,018
Adjusted cost of sales	4,648	423
Adjusted gross profit	$7,207	$2,595
Adjusted expenses	$1,996	$1,457
Adjusted EBITDA	$5,211	$1,138

Between April 2020, when we discontinued our previous line of operations, and June/July of 2021 when we acquired 832, Mercury, and Vengar, our main activity was investing in and selling of cryptocurrencies. During this period management and our stockholders evaluated our performance based on our cryptocurrency. As we integrate 832, Mercury, and Vengar, and release the various products associated with these acquisitions, a significant portion of the evaluation of our performance will continue to be based on cryptocurrency activities.

Adjusted Revenue and Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. In addition, Adjusted Revenue and Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles Adjusted Revenue, which is a non-GAAP financial measure, to revenue.

	For the Years Ended January 31,
	2022	2021
	(in thousands)
Revenue	$2,481	$62
Add:
Fair market value adjustments	3,777	-
Related party transactions recorded to equity	-	2,091
Sales of cryptocurrencies	5,597	865
Adjusted Revenue	$11,855	$3,018

Net income as a percentage of revenue for the year ended January 31, 2022 is 93%, compared to net income as a percentage of adjusted revenue for the year ended January 31, 2022 of 20%. The 20% is a more accurate reflection of our profit margin.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss).

	For the Years Ended January 31,
	2022	2021
	(in thousands)
Net income (loss)	$2,317	$(49,299)
Add:
Income tax expense	835	-
Stock based compensation	1,975	49,205
Related party transactions recorded to equity	-	1,060
Reserve for legal settlements	-	154
Depreciation and amortization expense	96	-
Net interest (income) expense	(12)	18
Adjusted EBITDA	$5,211	$1,138

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $0.4 million for the year ended January 31, 2022. We had net income of $2.3 million, which included fair value adjustments to cryptocurrency of $3.8 million, stock based compensation of $2.0 million and realized net gain on investment in cryptocurrency of $1.2 million.

Net cash provided by operating activities was $0.1 million for the year ended January 31, 2021. We had net loss of $49.3 million, which included stock based compensation of $49.2 million.

Investing Activities

Net cash provided by investing activities was $1.2 million for the year ended January 31, 2022, compared to net cash used by investing activities of $0.1 million for the year ended January 31, 2021. During the year ended January 31, 2022, we sold $5.8 million of cryptocurrency and purchased $3.1 million of cryptocurrency. We also had capital expenditures of $1.5 million.

Financing Activities

Net cash provided by financing activities was $0.3 million for the year ended January 31, 2022, compared to $0 for the year ended January 31, 2021. During the year ended January 31, 2022, we had proceeds from issuance of common stock of $0.8 million and we paid off debt to a related party of $0.5 million.

Liquidity and Capital Resources

During the year ended January 31, 2022, we gained $1.1 million in cash. Cash on hand as of January 31, 2022 was $1.1 million. Based on our revenues, monthly burn rate, cash on hand, and cryptocurrency holdings, the Company can sustain its operations going forward.

During the year ended January 31, 2022, we funded operations primarily through cash on hand and cash from sales of cryptocurrencies and common stock. We funded our acquisitions primarily with our common stock.

On March 17, 2022, the Board approved the conversion of 2,000,000 shares of blank check preferred stock into 2,000,000 shares of Series C Preferred Stock, par value $0.0001. On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million.

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of January 31, 2022.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Everything Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Everything Blockchain Inc. and its subsidiaries (“the Company”) as of January 31, 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year ended January 31, 2022, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of January 31, 2022, the Company suffered losses from operations in all years since inception, except for the year ended January 31, 2022. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern- Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company raised a substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have identified the Going Concern as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter Was Addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

Fair Value Measurements Included in subsidiaries acquisitions— Refer to Notes 4, 5 and 6 to the financial statements

Critical Audit Matter Description

During June and July 2021 the Company acquired three subsidiaries. As a result, the Company performed a valuation of the intangible assets involved including goodwill, IP/Technology and non-compete agreements. The Company’s valuation included selection of multiples, assessment of future profit for the Company.

We have identified the fair value measurements as a critical audit matter because of the significant estimates and assumptions made by management. This valuation requires management to make significant estimates and assumptions related to valuation multiples and forecasts of future profit.

We identified the valuation of the intangible assets as a critical audit matter because of the significant judgments made by management to estimate the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the valuation multiples and forecasts of future profit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the fair value measurements of the intangible assets included the following, among others:

-	Performed sensitivity analyses of the valuation multiples and revenue growth assumptions used in the model.

-	Perform substantive testing procedures over the forecasted profit used within the valuation model.

-	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation multiples by:

o	Testing the source information underlying the determination of the multiples and the mathematical accuracy of the calculation.

o	Developing an independent range of valuation multiples and comparing those to the multiples selected by management.

Crypto Assets Held — Refer to Note 8 to the financial statements

Critical Audit Matter Description

Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets held in a digital wallet. The Company primarily holds crypto assets for its own use, in wallets within its cold storage environment. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets held in cold storage used to hold crypto assets could adversely affect the Company’s ability to access the crypto assets held in its environment. This could result in loss of corporate assets.

We identified crypto assets held in cold storage as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets held in cold storage. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and discussions and consultations with subject matter experts related to the matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to Crypto Assets Held in cold storage included the following, among others:

-	We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of Crypto Assets Held in cold storage.

-

We tested the effectiveness of controls within the Company’s private key management process including controls related to physical access, key generation and destruction, and segregation of duties across the processes.

-	We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.

-	We utilized our proprietary audit tool to independently obtain evidence from public blockchains to test the existence of crypto asset balances.

-

We obtained evidence that management has control of the private keys required to access crypto assets held in cold storage through a combination of decoding cryptographic messages signed using selected private keys or through observing the movement of selected crypto assets.

-	We evaluated the reliability of audit evidence obtained from public blockchains.

 /s/Elkana Amitai CPA

We have served as the Company’s auditor since 2022.

Mitzpe Netofa, Israel

May 10, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OBITX, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of OBITX Inc. and its subsidiaries (“the Company”) as of January 31, 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the year ended January 31, 2021, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

 /s/ Weinstein International CPA

We have served as the Company’s auditor since 2021.

Tel Aviv, Israel

May 13, 2021

Everything Blockchain, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	As of January 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,062	$-
Accounts receivable, net	11	-
Interest receivable	-	90
Inventory	60	-
Current cryptocurrencies, net	3,152	123
Prepaid expenses	2,918	1
Other assets	36	-
Total current assets	$7,239	$214
Property, plant and equipment, net	1,001	-
Cryptocurrency, net	-	98
Goodwill	17,823	-
Intangible assets, net	3,119	-
Other assets	463	-
Loan receivable	-	1,400
Total assets	$29,645	$1,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$744	$6
Accounts payable related party	24	13
Current portion of long-term debt	282	-
Reserve for legal settlements	154	154
Deferred revenue	108	-
Total current liabilities	$1,312	$173
Long-term liabilities
Debt	271	-
Deferred income taxes	617	-
Total long-term liabilities	$888	$-
Total Liabilities	$2,200	$173
Stockholders’ equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 200,000 and 150,000 shares issued and outstanding, as of January 31, 2022 and 2021, respectively.	-	-
Series B Preferred stock, $0.0001 par value; 1,500,000 shares authorized; 400,000 and 650,000 shares issued and outstanding, as of January 31, 2022 and 2021, respectively.	-	-
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 8,604,038 and 5,974,125 shares issued and outstanding, as of January 31, 2022 and 2021, respectively.	1	1
Treasury stock	(1,599)	-
Additional paid-in capital	80,134	54,946
Accumulated deficit	(51,091)	(53,408)
Total stockholders’ equity	$27,445	$1,539
Total liabilities and stockholders’ equity	$29,645	$1,712

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Income

(Amounts in thousands, except share and per share data)

	For the Years Ended
	January 31,
	2022	2021

Revenue	$2,481	$62
Cost of sales	231	-
Gross profit	$2,250	$62
Selling, general, and administrative	4,183	49,975
Depreciation and amortization	96	-
Total operating expenses	$4,279	$49,975
Loss from operations	(2,029)	(49,913)
Other income (expense), net	5,181	614
Income (loss) before income taxes	$3,152	$(49,299)
Income tax expense	835	-
Net income (loss)	$2,317	$(49,299)

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.31	$(7.20)
Diluted income (loss) per share	$0.24	$(7.20)
Weighted average shares outstanding - basic	7,460,213	6,842,909
Weighted average shares outstanding - diluted	9,792,915	6,842,909

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc

Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

								Total
	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Income	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	(Deficit)	(Deficit)
Balance – January 31, 2020	-	$-	10,460	$1	$-	$3,501	$(4,109)	$(607)
Conversion of common to series B preferred	500	-	(5,000)	-	-	-		-
Conversion of accounts payable	-	-	246	-	-	1,664		1,664
Issuance of Series A preferred	150	-	-	-	-	41,068		41,068
Issuance of series B preferred	150	-	-	-	-	6,629		6,629
Stock issued in warrant exercise			75	-	-	75		75
Stock issued for services			193	-	-	1,955		1,955
Imputed Interest	-	-	-	-	-	54		54
Net loss	-	-	-	-	-	-	(49,299)	(49,299)
Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$(53,408)	$1,539
Stock issued	-	-	308	-	-	669	-	669
Stock issued for services	-	-	390	-	-	1,109	-	1,109
Stock issued for acquisitions	-	-	1,750	-	-	19,623	-	19,623
Warrants issued	-	-	-	-	-	1,647		1,647
Warrant exercise	-	-	182	-	-	140	-	140
Issuance of Series A Preferred for services	50	-	-	-	-	2,000	-	2,000
Conversion of	(250)	-	-	-	(1,599)	-	-	(1,599)
Net income	-	-	-	-	-	-	2,317	2,317
Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$(51,091)	$27,445

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,317	$(49,299)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	1,975	49,205
Deferred income tax expense	617
Reversal of bad debt	(233)	-
Realized net gain on investment in cryptocurrency	(1,180)	114
Loss on cryptocurrency impairment	16	-
Fair value adjustment to cryptocurrency	(3,777)	-
Depreciation and amortization	96	-
Imputed interest	-	69
Changes in operating assets and liabilities:
Accounts receivable, net	22	-
Interest receivable	(32)	(90)
Inventory	(60)	-
Prepaid expenses	(136)	(1)
Other assets	(499)	-
Current portion of intangible assets (cryptocurrencies)	-	(40)
Accounts payable to related parties	11	108
Accounts payable and accrued expenses	561	(3)
Deferred revenue	(135)	-
Net cash provided by (used in) operating activities	$(437)	$63
Cash flows from investing activities:
Acquisition of cryptocurrency, net	(3,084)	(98)
Proceeds from sale of cryptocurrency	5,756	-
Capital expenditures	(1,486)	-
Sale of assets	85	-
Acquisitions, net of cash received	(23)	-
Net cash provided by (used in) investing activities	$1,248	$(98)
Cash flows from financing activities:
Payment to related party	(500)	-
Payment of debt	(18)	-
Proceeds from issuance of stock, net	769	35
Net cash provided by financing activities	$251	$35
Net Change in Cash	1,062	-
Cash at Beginning of Year	-	-
Cash at End of Year	$1,062	$-

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$35	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Loan of cryptocurrency	$500	$-
Currency received for payment under contract	$240	$-
Fair value of assets in acquisitions	$20,414	$-
Fair value of liabilities assumed in acquisitions	$791	$-
Accounts receivable settlement for Render Payment	$233	$-
Conversion of note receivable in exchange for common stock and preferred stock	$1,599	$-
Issuance of stock for services	$1,110	$-
Issuance of Series A Preferred for services	$2,000	$-
Conversion of accounts payable to related party to common stock	$40	$195
Warrant exercise through conversion of accounts payable	$-	$40
Conversion of debt with stock	$-	$97
Conversion of debt through sale of cryptocurrencies	$-	$218

See Accompanying Notes to Consolidated Financial Statements.

EVERYTHING BLOCKCHAIN, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements of Everything Blockchain, Inc., (the “Company,” “we,” “us” or “our”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

On December 10, 2018, OBITX, Inc. became a publicly reporting company. The Company began trading under the stock symbol “OBTX” on March 24, 2020. On May 23, 2021, the Company changed its name from OBITX, Inc. to Everything Blockchain, Inc. The Company is currently in the process of changing its stock symbol, and we are awaiting conclusion of review of the corporate action application filed with the Financial Industry Regulatory Authority.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company’s early model was to earn revenue through social media advertising, fees, and services. Under this plan, the Company developed its white label software solution for BOTS, Inc (“BOTS”). under the 420 Cloud brand. After multiple attempts to secure acceptance in the market, the Company discontinued this operation during the fiscal year ended January 31, 2020.

In April 2020 the Company divested and sold its white label software solution and changed direction of its business. The Company has become a developer, engineer, and consultant in the industry of blockchain and cybersecurity related technologies.

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

On June 21, 2021, the Company acquired all of the equity interests of 832 Energy Technology Consultants, LLC (“832”), pursuant to a Purchase Agreement dated June 17, 2021. Upon the closing of the transaction (the “832 Acquisition”), 832 became a wholly owned subsidiary of the Company. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies. For information on the 832 Acquisition refer to “Note 4. 832 Acquisition”.

On June 30, 2021, the Company acquired all of the equity interests of Mercury, Inc. (“Mercury”), pursuant to a Purchase Agreement dated April 24, 2021. Upon the closing of the transaction (the “Mercury Acquisition”), Mercury became a wholly owned subsidiary of the Company. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. The Company has commenced mining for Bitcoin. For information on the Mercury Acquisition refer to “Note 5. Mercury Acquisition”.

On July 31, 2021, the Company acquired all of the equity interests of Vengar Technologies LLC (“Vengar”), pursuant to a Purchase Agreement. Upon the closing of the transaction (the “Vengar Acquisition”), Vengar became a wholly owned subsidiary of the Company. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions. For information on the Vengar Acquisition refer to “Note 6. Vengar Acquisition”.

On June 18, 2021, the Company formed Everything Blockchain Technology Corporation (“EBTC”) to retain ownership of all intellectual property, technology patents and software code.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries of Render, 832, Mercury, Vengar, and EBTC.

Reclassifications

Certain reclassifications have been made in the financial statements for the year ended January 31, 2021 to conform with the year ended January 31, 2022 presentation. The Company determined that the more appropriate place to record sales of cryptocurrency and the associated costs, and fair market value adjustments to cryptocurrency was other income and not revenue and cost of sales. There was no change in net loss for the year ended January 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments relate to revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition Policies

Services revenue. We generate services revenue via consulting services and software development. The Company is engaged in developing, engineering, and designing blockchain projects, to include platforms and cryptocurrencies for customers.

Subscription revenue. We generate revenue from subscriptions through staking of our current crypto assets. Our primary token being staked is a hybrid Proof of Work (“POW”) and Proof of Stake (“POS”) system. Stakers, in this particular token are paid inflation based both on the duration of the stake (contract length), as well as based on the volume / quantity of tokens staked. Rewards / interest / inflation are paid in the native token. We also participate in networks with POW consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.

Product revenue. We generate product revenue through customized product development.

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Research and Development

Research and development expenditures on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, are recognized in profit or loss as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the years ended January 31, 2022 and 2021, the Company capitalized software development costs of $303,000 and $0, respectively.

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

Revenues from one customer represent $1.0 million and $0 of the Company’s revenue for the years ended January 31, 2022 and 2001, respectively.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0.1 million and $0 in excess of federally insured limits on January 31, 2022, and January 31, 2021, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $2.9 million in excess of amounts protected by insurance.

Cost of Services Provided

Cost of services provided includes programs licensed; cost incurred to drive traffic to our websites and products, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including data center costs and royalties; warranty costs; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products, which the Company rates at three years.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of January 31, 2022 and 2021.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	15 years
Machinery and equipment	7 years
Furniture, fixtures and office equipment	7 years
Computer equipment and computer software	1 - 3 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s goodwill was the result of the 832 Acquisition, the Mercury Acquisition, and the Vengar Acquisition. The Company plans to test goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible Assets

The Company plans to test intangible assets for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible assets consist of the following as of January 31, 2022:

	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,060	$-	$3,060
Non-compete agreements	82	23	59
Total Intangibles	$3,142	23	$3,119

The Company’s IP/Technology is still being developed so no amortization has been recorded. The non-compete agreements are amortized over two years.

Acquisition Method of Accounting

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $83,000 for the year ended January 31, 2022 and $0 for the year ended January 31, 2021.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including allocating taxes to members of a consolidated group. The Company adopted the new guidance during the year ended January 31, 2022. The adoption did not have a material impact on our financial statements.

Note 3. Going Concern

The Company’s financial statements are prepared using GAAP, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended January 31, 2022 and 2021, have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. Though the year ended January 31, 2022 resulted in positive cash flow and net income, there are no assurances the Company will generate a profit or obtain positive cash flow in the future. The Company has sustained its solvency for the years ended January 31, 2022 and 2021 through the support of its shareholder Overwatch Partners, Inc. (“Overwatch”), which raise substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time to the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the funding or generate the revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 4. 832 Acquisition

On June 21, 2021, the Company acquired all the equity interests of 832. This acquisition is consistent with the Company’s strategy of expanding its blockchain business. The purchase price consisted of 300,000 shares of common stock valued at $2.0 million at time of purchase.

This business combination has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Common stock	$2,043
Total purchase price	$2,043

The Company’s final purchase price allocation is as follows (amounts in thousands):

Cash	$20
Goodwill	1,651
IP/Technology	343
Non-compete agreements	49
Accounts payable and accrued expenses	(20)
Total purchase price	$2,043

The goodwill recorded reflects the value to the Company of entry into blockchain technology.

The operations of 832 are included in the consolidated statement of operations as of June 21, 2021. During the year ended January 31, 2022, the Company recorded revenue of $0.1 million and no net income related to 832.

Note 5. Mercury Acquisition

On June 30, 2021, the Company acquired all the equity interests of Mercury. This acquisition is consistent with the Company’s strategy of expanding its cryptocurrency business. The purchase price consisted of 450,000 shares of common stock valued at $1.3 million at time of purchase and $0.1 million of cash.

This business combination has been accounted for using the acquisition method of accounting.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$65
Common stock	1,350
Total purchase price	$1,415

The Company’s purchase price allocation is as follows (amounts in thousands):

Cash	$74
Accounts receivable	33
Property, plant & equipment	741
Goodwill	1,319
Accounts payable and accrued expenses	(427)
Deferred revenue	(3)
Notes payable	(322)
Total purchase price	$1,415

The goodwill recorded reflects the value to the Company of Mercury’s mining operations.

The operations of Mercury are included in the consolidated statement of operations as of July 1, 2021. During the year ended January 31, 2022, the Company recorded revenue of $0.7 million and net loss of $0.2 million related to Mercury.

Note 6. Vengar Acquisition

On July 31, 2021, the Company acquired all the equity interests of Vengar. This acquisition is consistent with the Company’s strategy of expanding its blockchain business. The purchase price consisted of 1,000,000 shares of common stock valued at $16.2 million at time of purchase and $0.1 million of cash.

This business combination has been accounted for using the acquisition method of accounting.

The purchase price recognized in our financial statements consisted of the following (amounts in thousands):

Cash	$50
Common stock	16,230
Total purchase price	$16,280

The Company’s final purchase price allocation is as follows (amounts in thousands):

Cash	$27
Property, plant & equipment	4
Goodwill	14,853
IP/Technology	1,402
Non-compete agreements	33
Accounts payable and accrued expenses	(39)
Total purchase price	$16,280

The goodwill recorded reflects the value to the Company of entry into zero-trust technology.

The operations of Vengar are included in the consolidated statement of operations as of August 1, 2021. During the year ended January 31, 2022, the Company recorded no revenue and net loss of $0.2 million related to Vengar.

Note 7. Sale of Assets to Related Party

On May 13, 2020, the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1.9 million. The $1.9 million was paid through the transfer of $0.5 million in First Bitcoin Capital, Inc. (“BIT”) cryptocurrency tokens and a $1.4 million convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note had a simple interest fee of 9% per year and may have been converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note had no expiration date. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS.

On December 31, 2021, the Company sold to Epic 5 million HEX tokens at $0.20 per token for a total amount of $1.0 million.

Note 8. Cryptocurrency Assets

During the year ended January 31, 2021, the Company started transacting business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency that have a market value and substantial liquidity as current intangible assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity as classified as non-current intangible assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of January 31,
	2022	2021
Coin Symbol	FMV
BTC	$272	$-
ETH	1	-
HEX	2,879	123
	$3,152	$123

Non-Current Assets
	As of January 31,
	2022	2021
Coin Symbol	Cost Basis
PRES	$-	$15
BIT	-	83
	$-	$98

During the year ended January 31, 2022, the Company recorded in other income fair market value adjustments of $3.8 million and sales of cryptocurrencies, net of associated costs, of $1.2 million. For the year ended January 31, 2021, the Company recorded in other income sales of cryptocurrencies, net of associated costs, of $0.4 million.

Note 9. Property, Plant and Equipment

Property, plant and equipment as of January 31, 2022 consisted of the following (in thousands):

Land	$36
Buildings and building improvements	329
Machinery and equipment	208
Furniture, fixtures and office equipment	69
Computer equipment and computer software	238
Vehicles	181
1,061
Less: Accumulated depreciation	(60)
Total property, plant and equipment, net	$1,001

Note 10. Goodwill

Goodwill as of January 31, 2022 consisted of the following (in thousands):

832 Acquisition	$1,651
Mercury Acquisition	1,319
Vengar Acquisition	14,853
Total goodwill	$17,823

Note 11. Debt

On March 17, 2021, the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s Chairman of the board of directors. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate was 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

As of January 31, 2022, Mercury’s outstanding debt of $0.6 million had a weighted average interest rate of 6.2%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2022 through 2037.

Note 12. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2022 and 2021.

Note 13. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on the Company’s financial position, results of operations or liquidity. However, please note the following proceedings:

Cease and Desist Notice

On November 2, 2021, the Company received a cease and desist notice (the “Notice”) from First Genesis, Inc. (“First Genesis”). The Notice alleges, among other things, that Cedric Harris, the Company’s Chief Research Officer, and the Company were using First Genesis’ intellectual property. Mr. Harris, through 832, developed First Genesis’ intellectual property and has been providing First Genesis with consulting services. 832’s intellectual property, which Mr. Harris also developed, is an entirely independent work of art than that which was created by Mr. Harris in his capacity with First Genesis. We believe that the alleged claims by First Genesis are without merit and the Company will continue to vigorously defend against the allegations in the Notice.

Lawsuit – District Court of Travis County, Texas, 353rd Judicial District

On February 9, 2022, a plaintiff filed a lawsuit against numerous parties, one of which included the Company in the caption. The complaint failed to include the Company in any claim made in the complaint. The Company’s verified denial was filed on March 17, 2022.

While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management believes, based on current knowledge and the likely timing of resolution of various matters, any reasonably possible potential losses for such matters would not be material. Regardless of the outcome, claims and legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition or results of operations.

Note 14. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)
	As of January 31,
	2022	2021
	FMV
Prepaid expenses	$2,000	$-
Accounts payable and accrued expenses	24	-
Loans payable	24	13

Related party income statement items (in thousands)
	As of January 31,
	2022	2021
	FMV
Consulting expenses	$142	$-
Directors and officers compensation	253	-
Stock based compensation	1,375	46,686

On June 14, 2018, the Company entered a Line of Credit with APO Holdings, LLC for up to $100,000 at any one time. The Line of Credit may be cancelled at any time by either party providing 30 days written notice of cancellation. It was given at a 0.6% monthly interest rate (7.2% annualized interest rate) and may be paid at any time with no definitive payoff date. As of January 31, 2022, and January 31, 2021, the outstanding balance owed on the line of credit was $0. On December 9, 2020 APO Holdings, LLC converted the outstanding balance owed into 38,962 shares of the Company’s common stock.

On April 17, 2020, the Company terminated the employment of Alex Mardikian as the CEO of the Company. On April 17, 2020 Paul Rosenberg resigned as the CFO of the Company. On April 17, 2020, the Company entered into an agreement with Michael Hawkins as the CEO and CFO of the business and elected him to the Board of Directors. On June 16, 2021, the agreement was terminated.

On April 17, 2020, the Company issued 50,000 shares of Series A Preferred Stock to Epic Industry Corp (“Epic”) and 100,000 shares of Series A Preferred Stock to Overwatch Partners, Inc. (“Overwatch”) for par value ($0.0001) for a total receipt of $15 paid by Epic. The Agreement was originally between the Company and Epic. The 100,000 shares of Series A Preferred was issued to Overwatch at the discretion of Michael Hawkins, the sole owner of Epic. The Company’s CEO is 50% owner of Overwatch. At the time, the issuance represented 33% of the Company’s stock on a fully diluted basis and 68% of voting control of the Company. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock’s recorded value was $40,137,788.

On April 17, 2020, the Company issued 150,000 shares of Series B Preferred Stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines, which the Company believes has no retail or book value. At the time, the issuance represented 7% of the Company’s stock on a fully diluted basis. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock’s recorded value was $6,548,188.

On April 22, 2020, the Company converted $104,988 in outstanding accounts payable to Paul Rosenberg into 130,128 shares of common stock of the Company at $0.75 per share.

On April 29, 2020, the Company converted 5,000,000 shares of common stock owned by BOTS into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms.

On May 13, 2020, the Company sold its 420 Cloud Software to First Bitcoin Capital, Corp, for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in BIT cryptocurrency and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note had a simple interest fee of 9% per year and may have been converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note had no expiration date. The convertible note receivable was convertible into stock that was thinly traded on the OTC Markets, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity. The interest receivable on this note at January 31, 2021 was $90,000. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS.

During the year ended January 31, 2021, the Company reclassified $154,307 of accounts payable – related party as a reserve for settlement – related party. The Company reclassified this debt as management believed the fees represented by this amount that were due to the former CEO and several employees who worked directly for the former CEO in other projects were not due. Furthermore, if the fees were due, we believe we have offsetting transactions owed the Company by the former CEO. The Company has not proceeded with any legal actions at this time against the former CEO.

On March 17, 2021, the Company borrowed $500,000 from Epic. The Company paid off the loan during the quarter ended July 31, 2021.

On April 12, 2021, Epic exercised a portion of the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to instruct the Company to issue the shares to Timothy Schucker and Anastasia Hawkins JTWROS.

During the quarter ended April 30, 2021, the Company issued seven warrants to its officers and directors for the purchase of up to a total of 1,100,000 common shares of stock at $2.21 per share.

On July 1, 2021, the Company entered into an Agreement to Cancel Consulting Agreement dated April 17, 2020. Under terms of the agreement, the Company will continue to pay Epic until it has generated $2,500,000 in commissions (representing $5,000,000 additional revenue to the Company). Furthermore, the Company issued 50,000 Series A Preferred shares to Epic to represent 40% of sales for the next $5,000,000 in sales generated through Epic. The $2,000,000 in commission due has been booked as a prepayment to Epic. Epic will continue to generate 10% in commissions of business it brings to the Company. This agreement is in perpetuity.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

On July 6, 2021, the Company entered into a settlement agreement with BOTS. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

On December 31, 2021, the Company sold to Epic 5 million HEX tokens at $0.20 per token for a total amount of $1.0 million.

On January 3, 2022, the Company purchased software called ATrade Desktop Workstation Trading System from ATrade Investment Technologies, LLC (“ATrade”) for $1.0 million. The managing member of ATrade is Cedric Harris, who was the managing member of 832 and became Chief Research Officer of the Company.

On January 7, 2022, Render sold to Overwatch Personal Security two 2019 Ford Raptors. The total sales price for the two vehicles was the net book value on date of sale of $84,956.

During the years ended January 31, 2022 and 2021, Overwatch paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch as of January 31, 2022 and 2021 was $24,000 and $13,000, respectively.

Note 15. Stockholders’ Equity

Common Stock

As of January 31, 2022 and 2021, the Company had 200,000,000 common shares authorized, with 8,604,038 and 5,974,125 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 17, 2020, the Company converted the following accounts payable into shares of common stock at the rate of $0.75 per share. Based upon the stock price of $6.75 on April 22, 2020, the Company recorded the following stock based compensation as part of the accounts payable conversion action ($ in thousands):

Name	AP Balance	Shares Issued	FMV	Stock Based Compensation
Paul Rosenberg	$105	130,128	$878	$773
Brandy Craig	$69	88,455	$597	$528
Law Offices of Carl G Hawkins	$6	8,504	$57	$51
Thomas G Amon	$15	19,230	$130	$115
Total	$195	246,317	$1,662	$1,467

On April 17, 2020, the Company issued 153,846 shares of common stock to Andrus Nomm in settlement of any potential liabilities the Company had due to the termination of his employment agreement. The common stock was booked as stock based compensation in the amount of $1.0 million.

On September 1, 2020, the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

On December 9, 2020, the Company issued 38,962 shares of common stock to APO Holdings, LLC in exchange for conversion of its Convertible Promissory Note.

On December 9, 2020, the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

On December 9, 2020, Epic assigned 35,000 warrants to Overwatch. Subsequently, Overwatch elected to exercise the warrants 35,000 through the reduction of $35,000 in outstanding payables due to Overwatch.

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

On May 23, 2021, the Company entered into an Investor Relations agreement with RedChip Companies. The term of the agreement is for one year. The Company is paying $12,500 per month plus issued 75,000 shares of common stock.

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

During the quarter ended July 31, 2021, the Company sold a total of 261,667 shares of common stock to various individuals for a total of $392,502 or an average price per share of $1.50.

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

During the quarter ended October 31, 2021, the Company sold 46,000 shares of common stock to an individual for $276,000 or $6.00 per share of common stock.

Preferred Stock

Series A Preferred

As of January 31, 2022 and January 31, 2021, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 and 150,000 Series A Preferred shares issued and outstanding, respectively. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the year ended January 31, 2022, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Series B Preferred

As of January 31, 2022 and January 31, 2021, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 400,000 and 650,000 Series B Preferred shares issued and outstanding, respectively. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

On July 6, 2021, the Company entered into a settlement agreement with BOTS. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction and was conducted at arm’s length.

During the quarter ending April 30, 2020, the Company issued 150,000 shares of Series B Preferred stock to Paul Rosenberg in exchange for 60 cryptocurrency ATM machines. Par value of $15 was recorded as inventory with the FMV of $6,629,300 minus the par value being recorded as stock based compensation. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control.

On April 29, 2020, BOTS converted 5,000,000 of its common shares into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms. During the quarter ending July 31, 2021, BOTS returned to the treasury of the Company 250,000 shares of Series B Preferred stock in exchange for certain assets held by the Company. In addition, BOTS exchanged 125,000 shares of Series B Preferred stock with Epic Industry Corp and Paul Rosenberg in exchange for 50 million shares of BOTS stock held by Epic Industry Corp and Paul Rosenberg, for a total of 100 million BOTS common shares.

Note 16. Warrants

On November 1, 2017, the Company issued 7 warrants to officers, directors, and investors for the purchase of up to 3 million shares of common stock at $1.00 per share. The warrants expire on November 1, 2022 at 5:00 PM Eastern Standard Time. The warrants contain participation rights to any registration statement filed by the Company. In April 2020, the Company cancelled one warrant that authorized the purchase of up to 250,000 shares of common stock. Warrants have been exercised five times for a total of 215,000 shares of common stock for $215,000, which was paid $100,000 in cash, $80,000 as a reduction to accounts payable, and $35,000 as a reduction to accounts payable related party.

On December 9, 2020, the Law Offices of Carl G. Hawkins elected to exercise 20,000 common shares under its warrant at the price of $1.00 per share. The payment was offset by accounts payable.

On December 9, 2020, Epic assigned 35,000 warrants to Overwatch. Subsequently, Overwatch elected to exercise the warrants 35,000 through the reduction of $35,000 in outstanding payables due to Overwatch.

On February 1, 2021, the Company issued warrants to four directors of the Company (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to a total consolidated 500,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 125,000 shares of common stock. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years. Mr. Gilroy’s and Mr. Rosenberg’s warrants expired on December 21, 2021 and January 23, 2022, respectively, which was three months after they left the board. The remaining warrants expire on January 31, 2026 at 5:00 PM Eastern Standard Time.

On March 11, 2021, the Company issued warrants to three officers of the Company (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to a total consolidated 600,000 shares of common stock at $2.21 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years. The warrants expire on March 10, 2026 at 5:00 PM Eastern Standard Time.

On June 21, 2021, the Company issued a warrant to one officer of the Company (Cedric Harris) for the purchase of up to a total of 200,000 shares of common stock at $5.25 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years. The warrants expire on June 20, 2026 at 5:00 PM Eastern Standard Time.

On July 31, 2021, the Company issued warrants to two officers of the Company (Toney Jennings and Brandon Hart) for the purchase of up to a total of 400,000 shares of common stock at $5.05 per share. Each warrant holder was authorized to purchase up to 200,000 shares of common stock. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years. The warrants expire on July 30, 2026 at 5:00 PM Eastern Standard Time.

On September 15, 2021, the Company issued a warrant to one director of the Company (Richard Schaeffer) for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years. The warrant expires on September 14, 2026 at 5:00 PM Eastern Standard Time.

On September 20, 2021, the Company issued a warrant to one director of the Company (Thomas Amon) for the purchase of up to a total of 125,000 shares of common stock at $6.80 per share. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years. The warrant expires on September 19, 2026 at 5:00 PM Eastern Standard Time.

On September 20, 2021, the Company issued a warrant to a consultant of the Company (Sophie Grinevald) for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years. The warrant expires on September 19, 2026 at 5:00 PM Eastern Standard Time.

On September 22, 2021, the Company issued a warrant to one officer of the Company (Bill Regan) for the purchase of up to a total of 400,000 shares of common stock at $6.40 per share. Under the vesting schedule, 100,000 shares vested upon signing and 100,000 vest per year for three consecutive years. The warrant expires on September 21, 2026 at 5:00 PM Eastern Standard Time.

On September 30, 2021, the Company issued a warrant to Myosin, Inc. for the purchase of up to a total of 100,000 shares of common stock at $7.00 per share. Under the vesting schedule, all of the shares vested upon signing. The warrant was subsequently cancelled.

On October 21, 2021, the Company issued a warrant to a stockholder of the Company for the purchase of up to a total of 6,000 shares of common stock at $9.00 per share. Under the vesting schedule, all of the shares vested upon signing. The warrant expires on October 20, 2026 at 5:00 PM Eastern Standard Time.

On January 11, 2022, the Company issued a warrant to an employee of the Company (Jessica Hunt) for the purchase of up to a total of 125,000 shares of common stock at $6.00 per share. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years. The warrant expires on January 10, 2027 at 5:00 PM Eastern Standard Time.

A summary of warrant activity for years ended January 31, 2022 and January 31, 2021 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2020	3,000,000	$1.00
Cancelled in fiscal year 2021	(250,000)	1.00
Exercised in fiscal year 2021	(75,000)	1.00
Granted in fiscal year 2021	-	-
Warrants outstanding at January 31, 2021	2,675,000	$1.00
Cancelled in fiscal year 2022	(350,000)	3.58
Exercised in fiscal year 2022	(190,000)	1.32
Granted in fiscal year 2022	2,856,000	4.54
Warrants outstanding at January 31, 2022	4,991,000	$2.83

Note 17. Income Taxes

The income tax provision for the year ended January 31, 2022 contains the following components (in thousands):

Current
Federal	$362
State	77
Total Current	439
Deferred
Federal	327
State	69
Total Deferred	396
Total Provision	$835

The components of the net deferred tax liability as of January 31, 2022 are as follows (in thousands):

Stock compensation	$406
Total deferred tax assets	406
Less valuation allowance	-
Net deferred tax asset	406

Fixed assets	(116)
Crypto fair value adjustments	(536)
Intangibles	(371)
Total deferred tax liabilities	(1,023)

Net deferred tax liability	$(617)

Net change in valuation allowance	$-

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate for the year ended January 31, 2022 is as follows ($ in thousands):

Income before taxes	$3,152

Statutory rate in U.S.		21.00%

Tax expense at the statutory tax rate	662	21.00%
Permanent differences	69	2.19%
State taxes	116	3.68%
Return to provision true up	(12)	(0.35%)
Tax on income	835	26.52%

The Company is in the process of filing back income tax returns from 2018 through the current year and subject to IRS examination for all years. The Company has not reserved for any interest and penalty associated with the filings. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 18. Net Income (Loss) Per Common Share

	For the Years Ended January 31,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$2,317	$(49,299)
Denominator:
Weighted average common shares outstanding	7,460	6,843
Effect of dilutive securities:
Warrants	2,333	-
Preferred stock	-	-
Diluted shares outstanding	9,793	6,843
Basic: Net income (loss) per common share	$0.31	$(7.20)
Diluted: Net income (loss) per common share	$0.24	$(7.20)

Note 19. Explanation of Restatement of Statements of Income for January 31, 2021

The Company is filing a restatement of its year ending Statements of Income for the period ending January 31, 2021, which was filed with the SEC on May 17, 2021 (the “Original Report”) and subsequently with each quarterly report filed with the SEC. The financial statements contained in our Annual Report on Form 10-K for the period ended January 31, 2021 require restatement in order to account for the other income of the Company in order to provide better presentation according to GAAP. The changes in our consolidated Statements of Income are summarized, below (in thousands).

		For the Year Ended
		January 31, 2021
	Original	Change	Restated

Revenue	$927	$865	$62
Cost of sales	423	(423)	-
Gross profit	504	(442)	62
Selling, general, and administrative	49,975	-	49,975
Depreciation and amortization	-	-	-
Total operating expenses	49,975	-	49,975
Loss from operations	(49,471)	(442)	(49,913)
Other income (expense), net	172	442	614
Income (loss) before income taxes	(49,299)	-	(49,299)
Income tax expense	-	-	-
Net income (loss)	$(49,299)	$-	$(49,299)

Note 20. Subsequent Events

Series C Preferred Stock

On March 17, 2022, the Board approved the conversion of 2,000,000 shares of blank check preferred stock into 2,000,000 shares of Series C Preferred Stock, par value $0.0001. No shares are currently issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

Series A Preferred Stock

Effective April 17, 2022, 150,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Issuance of Series C Preferred Stock

On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million. In addition, the investor received a warrant to purchase 25,000 shares of common stock at the price of $9.00 per share.

Exercise of Warrants

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

Tax Returns

Subsequent to January 31, 2022, all back income tax returns from 2018 through 2021 have been filed.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2022 and 2021.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2022 and 2021 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Information and Communications – We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2021 were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2022. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at January 31, 2022 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at January 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2022 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2022. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•

Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) implementing formal process to account for non-standard transactions, and (iii) implementing and formalizing management oversight of financial reporting at regular intervals;

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless his or her office is earlier vacated in accordance with our bylaws or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successor has been elected and qualified or until his earlier resignation or removal. The Board of Directors may remove any officer for cause or without cause.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions
Eric C. Jaffe	2021	51	Chief Executive Officer and Director
Toney E. Jennings	2021	62	Chief Operating Officer
William C. Regan	2021	63	Interim Chief Financial Officer
Robert E. Adams(1)	2020	50	Director
Thomas G. Amon(1)	2021	74	Director
Michael W. Hawkins	2020	59	Director and Chairman of the Board
Richard C. Schaeffer, Jr. (1)	2021	73	Director

(1)	Fits criteria as an “Independent Director”, as defined in NYSE Listed Company Manual, Section 303A.02(a)(i) and NASDAQ Listing Rules 5005(a)(20) and 5605(a)(2) (footnotes incorporated).

Eric C. Jaffe was appointed as the Chief Executive Officer of the Company on March 15, 2021 and as a Director of the Company on October 23, 2021. Mr. Jaffe is a member of the Risk Committee. Mr. Jaffe is an industry leading technology professional, CEO and serial entrepreneur, bringing a wealth and expertise to the Company in business management. In his career he has had the opportunity to lead or be a part of many great teams that have leveraged vision, strategy, technology and great people to create great companies. His experience has focused on the manufacturing, legal, non-profit, blockchain and technology industries. Mr. Jaffe has grown companies from start-up to successful acquisition that have grown into national leaders in their space. He has been a part of no less than 11 technology company acquisitions and has continually been on the forefront of emerging technologies. Mr. Jaffe was an early adopter of Bitcoin and blockchain having championed it and created companies around it since 2015. Through his consulting practice he has helped no less than 35 major companies set their technology strategy and accelerate their business growth. He is a graduate of Florida International University with a degree in Business Management and carries multiple technological certifications.

Toney E. Jennings was appointed as the Chief Operating Officer of the Company on July 31, 2021. Mr. Jennings is a cybersecurity pioneer that has been leading teams in the cybersecurity and information technology fields for over 30 years. Prior to his involvement in developing of the world’s first zero-trust data platform, he was CEO of Encryptics, Inc which developed rights-managed data encryption and protection solutions. He was also Chairman of SignaCert, Inc., having purchased the IP and assets from Harris Corporation. SignaCert delivered comprehensive and affordable compliance verification and continuous monitoring solutions to both enterprise and government customers. One of his earlier successes was as a founder, CEO, and Chairman of WheelGroup Corporation, the creators of the first commercially available intrusion detection system, delivered through its successful sale to Cisco Systems. Earlier in his career, Mr. Jennings led teams at Trident Data Systems and as an officer at the Air Force Information Warfare Center, conducting penetration testing and vulnerability assessments of operational Department of Defense networks.

William C. Regan was appointed as the Interim Chief Financial Officer of the Company on September 23, 2021. Mr. Regan brings 40 years of finance and accounting experience, including 25 years at public companies. He has extensive transactional experience including two IPOs and numerous acquisitions, divestitures, and financings. Prior to joining the Company, Mr. Regan was Senior Vice President and Chief Financial Officer of Fornetix, a technology company with an advanced encryption key management solution. Mr. Regan began his career as an auditor, then as a tax advisor, with Arthur Andersen & Co., and subsequently held a number of accounting roles with increasing responsibility, including Controller positions at JH Capital Group, Rentech, Inc., National Golf Properties, Inc., Digital Insight Corporation and DTS Digital Cinema, and Chief Financial Officer positions at Weintraub Financial Services, Inc. and Beaufort California, Inc. Mr. Regan had been a consultant with the Company between May 2021 and September 2021. Mr. Regan holds a Bachelor’s degree in Business Administration - Accounting from California State Polytechnic University, Pomona and is a Certified Public Accountant (inactive).

Robert E. Adams was appointed as a Director of the Company on May 11, 2020. Mr. Adams serves as chairman of the Audit Committee and is a member of the Compensation and Risk Committees of the Company. From March 11, 2021 to July 31, 2021, he served as the Company’s CTO. He has been working in the blockchain and cryptocurrency markets since 2015. Mr. Adams was an early adopter of Bitcoin and Ethereum. Mr. Adams recently served as the Technology Director for Blue Cross/Blue Shield of Florida with its headquarters in Jacksonville, Florida. While employed there he managed a budget of more than $100 million per year with more than 45,000 employees. Mr. Adams left his employment with Blue Cross/Blue Shield of Florida to further his entrepreneurial spirit within the blockchain and cryptocurrency markets.

Thomas G. Amon was appointed as a Director of the Company on September 21, 2021. Mr. Amon is a member of the Audit and Risk Committees. Mr. Amon is an attorney licensed to practice in the State of New York. Mr. Amon is a Harvard graduate earning his law degree from the University of Virginia. He is a corporate and M&A specialist with over 40 years’ experience representing small and medium sized companies and investment funds. Mr. Amon currently serves as general counsel of an energy company based in New York and Houston Texas. He is acting general counsel and founder of Military Talent Group, Inc. providing recruitment and retention services to veterans, Fortune 500 companies and state and local governments. He also serves as a member of the Board of the New York City Tech Foundation.

Michael W. Hawkins was appointed as the CEO/CFO/Director on April 17, 2020 and as Chairman of the board on April 22, 2020. Mr. Hawkins is a member of the Compensation Committee. Mr. Hawkins stepped down as CEO of the Company on March 15, 2021 and CFO of the Company on September 23, 2021. Prior to this, he had served as the Chief Financial Officer of MCIG, Inc., since April 8, 2016 through August 2019. Prior to fulfilling this role, Mr. Hawkins was the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc. Mr. Hawkins has worked in the hospitality and entertainment, blockchain, satellite, retail, manufacturing, distribution, and construction industries, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

Richard C. Schaeffer, Jr. was appointed as a Director of the Company on September 21, 2021. Mr. Schaeffer serves as chairman of both the Compensation and Risk Committees and is a member of the Audit Committee. Mr. Schaeffer is a former Senior Executive with the National Security Agency (NSA), with almost 50 years in the Information Security, Cyber Security, and Intelligence space. Since retiring in 2010, Mr. Schaeffer has continued to pursue his passion for improving the security of U.S. and partner interests in the cyber domain. He started a private consulting firm, Riverbank Associates, LLC, located in Severna Park, Maryland, bringing visionary leadership, management and technical experience to his client’s challenges. His client base has included a full range of private sector companies from small start-ups, to mid-size companies, to large system integrators and commercial businesses. He serves on the advisory boards of a number of government, private sector and non-profit companies and organizations. He also serves as an Outside Director on the Boards of three companies addressing the concern of foreign investment and control over elements of foreign owned companies providing products and services to classified U.S. Government clients. He remains a strong advocate in the area of cyber education and training, believing that the Nation’s future in the complex world of cyberspace depends upon a corps of professionals who are well equipped to deal with a rapidly changing technology and threat environment. Throughout his career, Mr. Schaeffer has been recognized for his vision, leadership, and commitment to excellence. He is known for his strategic thinking, ability to build cohesive teams, political savvy, technical competence, extensive network of cyber and intelligence professionals, and ability to communicate complex topics to any audience.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Hawkins currently serves as the Chairman of our Board of Directors.

Robert Adams currently serves as the Chairman of the Audit Committee.

Richard C. Schaeffer, Jr., currently serves as the Chairman of the Risk Committee and the Chairman of the Compensation Committee.

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

49

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

Committees

The Board has three standing committees: Audit, Compensation, and Risk.

The Audit Committee consists of Mr. Adams, Mr. Amon and Mr. Schaeffer. Mr. Adams is the Chairman of the Audit Committee. The Charter of the Audit Committee was filed with the Annual Report for the year ended January 31, 2021.

The Compensation Committee consists of Mr. Adams, Mr. Hawkins and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Compensation Committee. The Charter of the Compensation Committee was filed with the Annual Report for the year ended January 31, 2021.

The Risk Committee consists of Mr. Adams, Mr. Amon, Mr. Jaffe and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Risk Committee. The Risk Committee Charter is filed with this Annual Report for the year ended January 31, 2022.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors that has been previously filed.

Indemnification of Directors and Officers.

Under the Delaware Corporation Act, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Delaware Corporation Act. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

In November 2017, we entered into an employment agreement with Alex Mardikian to become our CEO. He was terminated for cause on April 17, 2020. In December 2019, Mr. Rosenberg assumed the duties of CFO. On April 17, 2020, Mr. Rosenberg resigned as the CFO of the Company. On April 17, 2020, the Company entered into an employment agreement with Mr. Hawkins to serve as CEO/CFO of the Company. Mr. Hawkins resigned as CEO on March 15, 2021, and CFO on September 23, 2021. Mr. Jaffe was appointed as the CEO on March 15, 2021. Mr. Regan was appointed as the Interim Chief Financial Officer on September 23, 2021. Mr. Adams served as the Company’s CTO from March 11, 2021 until July 31, 2021.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company, during the years ended January 31, 2022 and 2021, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the years ended January 31, 2022 and 2021. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the years ended January 31, 2022 and January 31, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Eric Jaffe(1)	2022	41,667	0	0	0	0	0	0	41,667
CEO	2021	0	0	0	0	0	0	0	0

Toney E. Jennings(2)	2022	112,500	20,000		0	0	0		132,500
COO	2021	0	0	0	0	0	0	0	0

William C. Regan(3)	2022	35,641	0	14,000	0	0	0	0	49,641
CFO	2021	0	0	0	0	0	0	0	0

Michael W. Hawkins(1)(4)(5)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	41,068,434	0	0	0	50,959	41,119,393

Robert E. Adams(1) (4)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0	0

Thomas G. Amon(6)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0	0

Mark Gilroy(4)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0	0

Alex Mardikian(7)	2022	0	0	0	0	0	0	0	0
CEO	2021	21,000	0	0	0	0	0	0	21,000

Paul Rosenberg(4) (8)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	7,518,164	0	0	0	0	7,518,164

Richard C. Schaeffer, Jr. (9)	2022	0	0	0	0	0	0	0	0
Director	2021	0	0	0	0	0	0	0	0

1.

On March 11, 2021, officers of the Company were issued a warrant to purchase 200,000 shares at $2.21 per share. The warrants expire on March 10, 2026. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (March 10) of each year for three consecutive years.

2.

On July 31, 2021, the Company issued a warrant to Mr. Jennings for the purchase of up to a total of 200,000 shares of common stock at $5.05 per share. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (July 30) of each year for three consecutive years.

3.

On June 24, 2021, Mr. Regan received 5,000 shares of common stock for compensation while he was a consultant for the Company. The shares of common stock were valued at the time at $14,000. On September 22, 2021, the Company issued a warrant to Mr. Regan for the purchase of up to a total of 400,000 shares of common stock at $6.40 per share. Under the vesting schedule, 100,000 shares vested upon execution of the Stock Warrant Agreement with 100,000 additional shares vesting on the anniversary date (September 21) of each year for three consecutive years.

52

4.

On February 1, 2021, directors of the Company were issued a warrant to purchase 125,000 shares at $2.21 per share. The warrants expire on January 31, 2026. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 25,000 additional shares vesting on the anniversary date (January 31) of each year for three consecutive years.

5.

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

6.

On September 20, 2021, the Company issued a warrant to Mr. Amon for the purchase of up to a total of 125,000 shares of common stock at $6.80 per share. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years.

7.

The Company terminated Mr. Mardikian on April 17, 2020. While the Company acknowledges it has an outstanding balance owed to Mr. Mardikian of $112,000, it believes that this amount would be offset should the Company proceed to legal actions against Mr. Mardikian.

8.

On April 17, 2020, the Company entered into an agreement with Paul Rosenberg in which he was issued 130,128 shares of common stock converting the outstanding balance owed him of $105,000 for services provided through April 2020.

9.

On September 15, 2021, the Company issued a warrant to Mr. Schaeffer for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years.

Agreements

On February 1, 2021, the Company entered into a Stock Warrant Agreement with each of the Directors of the Company. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as a Director of the Company for a period of 3 years.

On March 11, 2021, the Company entered into a Stock Warrant Agreement with each of the Officers of the Company. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as an Officer of the Company for a period of 3 years.

On July 31, 2021, the Company entered into a Stock Warrant Agreement with Mr. Jennings. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as an Officer of the Company for a period of 3 years.

On September 15, 2021, the Company entered into a Stock Warrant Agreement with Mr. Schaeffer. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as a Director of the Company for a period of 3 years.

On September 20, 2021, the Company entered into a Stock Warrant Agreement with Mr. Amon. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as a Director of the Company for a period of 3 years.

On September 22, 2021, the Company entered into a Stock Warrant Agreement with Mr. Regan. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as an Officer of the Company for a period of 3 years.

Outstanding Equity Awards as of January 31, 2022

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

Paul Rosenberg received $3,500 per month for his services as the sole Director and Chairman of the Board. This agreement was terminated on April 17, 2020. From April 17, 2020, there has been no cash compensation for members of the Board of Directors.

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

Common Stock

The following table indicates beneficial ownership of our common stock, as of January 31, 2022 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company; and,
•	All executive officers and directors of the Company as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)(2)(3)	Beneficial Ownership	of Class(4)
Paul Rosenberg	3,025,674 common shares	35.2
APO Holdings, LLC	2,125,664 common shares	24.7
Michael W. Hawkins(5)	850,000 common shares	9.9
Eric C. Jaffe	42,246 common shares	*
Toney E. Jennings	361,970 common shares	4.2
William C. Regan	105,000 common shares	1.2
Robert E. Adams	100,000 common shares	1.2
Thomas G. Amon	69,230 common shares	*
Richard C. Schaeffer, Jr.	68,784 common shares	*
Total as a group	6,748,568 common shares	78.4

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.
(2)	The following shares of common stock that may be acquired within 60 days of January 31, 2022 and are included in the table above:

•	Paul Rosenberg – 500,000 under warrants
•	APO Holdings, LLC – 1,000,000 under warrants
•	Michael W. Hawkins – 465,000 under warrants
•	Toney E. Jennings – 50,000 under warrants
•	William C. Regan – 100,000 under warrants
•	Robert E. Adams – 100,000 under warrants
•	Thomas G. Amon – 50,000 under warrants
•	Richard C. Schaeffer, Jr. – 50,000 under warrants
•	all beneficial owners as a group – 2,315,000 under warrants

(3)	The Security Ownership table above does not include the following:

•	Michael W. Hawkins – 225,000 under warrants
•	Eric C. Jaffe – 150,000 under warrants
•	Toney E. Jennings – 150,000 under warrants
•	William C. Regan – 300,000 under warrants
•	Robert E. Adams – 225,000 under warrants
•	Thomas G. Amon – 75,000 under warrants
•	Richard C. Schaeffer, Jr. – 150,000 under warrants
•	all beneficial owners as a group – 1,275,000 under warrants

(4)	Based on 8,604,038 shares of common stock outstanding as of January 31, 2022.

(5)

Epic owns 350,000 shares of common stock of which Michael Hawkins is the sole owner, and Overwatch owns 35,000 shares of common stock in which Michael Hawkins is a 50% owner. Epic also has warrants for 365,000 shares of common stock. Common shares and warrants for Epic and Overwatch are included in the amounts for Michael Hawkins.

Series A Preferred Stock

The following table indicates beneficial ownership of our Series A preferred stock, as of January 31, 2022 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company; and,
•	All executive officers and directors of the Company as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Overwatch Partners, Inc.	100,000 Series A preferred shares	50.0
Epic Industry Corp	100,000 Series A preferred shares	50.0
Total as a group	200,000 Series A preferred shares	100.0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 200,000 shares of Series A preferred stock outstanding as of January 31, 2022.

Series B Preferred Stock

The following table indicates beneficial ownership of our Series B preferred stock, as of January 31, 2021 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company; and,
•	All executive officers and directors of the Company as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Epic Industry Corp	125,000 Series B preferred shares	31.3
Paul Rosenberg	275,000 Series B preferred shares	68.7
Total as a group	400,000 Series B preferred shares	100.0
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 400,000 shares of Series B preferred stock outstanding as of January 31, 2022.

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

Preferred Stock

Our authorized capital stock consists of 1,000,000 shares of Series A Preferred Stock, par value $0.0001, 1,500,000 shares of Series B Preferred Stock, par value $0.0001, and 2,000,000 shares of Series C Preferred Stock, par value $0.0001. In addition, we have 48,000,000 blank check preferred stock authorized.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Each holder of Series A Preferred Stock is entitled to one thousand (1,000) votes for each share of Series A Preferred Stock held on all matters submitted to a vote of stockholders. Each holder of Series B Preferred Stock is entitled to one hundred (100) votes for each share of Series B Preferred Stock held on all matters submitted to a vote of stockholders. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Risk Committee is responsible for reviewing and approving all related party transactions. While we do not have a formal written policy or procedure for the review, approval or ratification of related party transactions, the Risk Committee must review the material facts of any such transaction and approve that transaction on a case-by-case basis.

Certain Relationships and Related Transactions

On May 13, 2020, the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in First Bitcoin Capital, Inc. (“BIT”) cryptocurrency tokens and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note had a simple interest fee of 9% per year and may have been converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note had no expiration date. The convertible note receivable was convertible into stock that was thinly traded on the OTC Markets, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity. The interest receivable on this note at January 31, 2021 was $90,000. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS, Inc (“BOTS”).

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

On April 12, 2021, Epic exercised a portion of the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to instruct the Company to issue the shares to Timothy Schucker and Anastasia Hawkins JTWROS.

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

On July 6, 2021, the Company entered into a settlement agreement with BOTS. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the Company, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Company, along with all interest owed to date on the promissory note. In addition, the Company transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

On December 31, 2021, the Company sold to Epic 5 million HEX tokens at $0.20 per token for a total amount of $1.0 million.

On January 3, 2022, the Company purchased software called ATrade Desktop Workstation Trading System from ATrade Investment Technologies, LLC (“ATrade”) for $1.0 million. The managing member of ATrade is Cedric Harris, who was the managing member of 832 and became Chief Research Officer of the Company.

On January 7, 2022, Render sold to Overwatch Personal Security two 2019 Ford Raptors. The total sales price for the two vehicles was the net book value on date of sale of $84,956.

During the years ended January 31, 2022 and 2021, Overwatch paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Overwatch as of January 31, 2022 and 2021 was $24,000 and $13,000, respectively.

Director Independence

Our Board of Directors is comprised of five members, of which three members are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed and expected to be billed for audit fees and tax fees rendered by Elkana Amitai CPA and Weinstein International CPA for the years ended January 31, 2022 and 2021, as applicable.

	For the Years Ended January 31,
	2022	2021
Elkana Amitai CPA(1)
Audit Fees(2)	$21,000	$-
Tax Fees	-	-
Total	$21,000	$-

Weinstein International CPA(3)
Audit Fees(2)	$6,250	$12,000
Tax Fees	-	-
Total	$6,250	$12,000

(1)	On July 19, 2021, the Board approved the appointment of Elkana Amitai CPA as the Company’s new independent registered public accounting firm for the year ended January 31, 2022.

(2)

This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes consultations on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(3)

On December 10, 2020, the Board approved the appointment of Weinstein International CPA as the Company’s new independent registered public accounting firm for the year ended January 31, 2021. On July 19, 2021, the Company dismissed Weinstein International CPA. During the year ended January 31, 2021, there were no disagreements with Weinstein International CPA (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinstein International CPA, would have caused them to make a reference thereto in their report on financial statements for such year.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. The audit fees paid to the auditors with respect to the years ended January 31, 2022 and 2021 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
10.1	Risk Committee Charter
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Everything Blockchain, Inc.

Date: May 10, 2022	By:	/s/ Eric C. Jaffe
Eric C. Jaffe Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric C. Jaffe	Chief Executive Officer and Director	May 10, 2022
Eric C. Jaffe	(Principal Executive Officer)

/s/ William C. Regan	Interim Chief Financial Officer	May 10, 2022
William C. Regan	(Principal Financial and Accounting Officer)

/s/ Michael W. Hawkins	Chairman of the Board and Director	May 10, 2022
Michael W. Hawkins

/s/ Robert E. Adams	Director	May 10, 2022
Robert E. Adams

/s/ Thomas G. Amon	Director	May 10, 2022
Thomas G. Amon

/s/ Richard C. Schaeffer, Jr.	Director	May 10, 2022
Richard C. Schaeffer, Jr.

