Form 10-Q
period 2022-04-30
Everything Blockchain, Inc.
filed 2022-06-14
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 31, 2022, the Company had 9,104,038 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2022, are not necessarily indicative of the results that can be expected for the year ending January 31, 2023 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	April 30,	January 31,
	2022	2022
	(unaudited)
Current assets
Cash	$1,699	$1,062
Accounts receivable, net	58	11
Inventory	83	60
Current cryptocurrencies, net	3,032	3,152
Prepaid expenses	2,750	2,918
Other assets	53	36
Total current assets	7,675	7,239
Property, plant and equipment, net	971	1,001
Goodwill	17,823	17,823
Intangible assets, net	3,418	3,119
Other assets	463	463
Total assets	$30,350	$29,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$994	$744
Accounts payable related party	18	24
Current portion of long-term debt	282	282
Reserve for legal settlements	154	154
Deferred revenue	260	108
Total current liabilities	$1,708	$1,312
Long-term liabilities
Debt	263	271
Deferred income taxes	203	617
Total long-term liabilities	$466	$888
Total liabilities	$2,174	$2,200
Stockholders' equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of April 30, 2022 and January 31, 2022	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 400,000 shares issued and outstanding as of April 30, 2022 and January 31, 2022	-	-
Series C Preferred stock, $0.0001 par value: 2,000,000 shares authorized; 250,000 shares issued and outstanding as of April 30, 2022; 0 shares issued and outstanding as of January 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized;	1	1
9,104,038 and 8,604,038 shares issued and outstanding as
of April 30, 2022 and January 31, 2022, respectively.
Treasury stock	(1,599)	(1,599)
Additional paid-in capital	82,319	80,134
Accumulated deficit	(52,545)	(51,091)
Total stockholders' equity	$28,176	$27,445
Total liabilities and stockholders' equity	$30,350	$29,645

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Income (Amounts in thousands, except share and per share data)

	For the Three Months Ended
	April 30,
	2022	2021

Revenue	$255	$1,081
Cost of sales	15	-
Gross profit	$240	$1,081
Selling, general, and administrative	1,093	140
Stock based compensation	803	-
Depreciation and amortization	50	-
Total operating expenses	$1,946	$140
Income (loss) from operations	(1,706)	941
Other income (expense), net	(160)	(174)
Income (loss) before income taxes	$(1,866)	$767
Income tax benefit	412	-
Net income (loss)	$(1,454)	$767

Basic and diluted income (loss) per share:
Basic income (loss) per share	$(0.17)	$0.13
Diluted income (loss) per share	$(0.17)	$0.13
Weighted average shares outstanding - basic	8,665,836	$5,993,443
Weighted average shares outstanding - diluted	8,665,836	$5,993,443

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

						Additional		Total Stockholders'
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)
	(unaudited)
Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$(53,408)	$1,539
Warrant exercise	-	-	100	-	-	100	-	100
Net income							767	767
Balance – April 30, 2021	800	$-	6,074	$1	$-	$55,046	$(52,641)	$2,406

Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$(51,091)	$27,445
Issuance of Series C preferred	250	-	-	-	-	1,000	-	1,000
Warrant exercise	-	-	500	-	-	500	-	500
Stock based compensation	-	-		-	-	685	-	685
Net loss	-	-	-	-	-	-	(1,454)	(1,454)
Balance – April 30, 2022	850	$-	9,104	$1	$(1,599)	$82,319	$(52,545)	$28,176

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Three Months Ended April 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net Income (Loss)	$(1,454)	$767
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock based compensation	803	-
Deferred income tax benefit	(415)	-
Reverse of bad debt	-	(233)
Realized net (gain) loss on investment in cryptocurrency	(26)	17
Fair value adjustment to cryptocurrency	147	-
Amortization and depreciation	50	-
Changes in operating assets and liabilities:
Accounts receivable, net	(48)	-
Inventory	(23)	-
Prepaid expenses	51	1
Other assets	(17)	-
Accounts payable to related party	(6)	634
Accrued interest	-	(11)
Accounts payable and accrued expenses	250	19
Deferred revenue	152	200
Net cash provided by (used in) operating activities	(536)	1,394
Cash flows from investing activities:
Acquisition of cryptocurrencies, net	-	(1,953)
Capital expenditures	(319)	-
Net cash used in investing activities	(319)	(1,953)

Cash flows from financing activities:
Borrowing from related party	-	500
Payment of debt	(8)	-
Proceeds from issuance of Series C Preferred Stock	1,000	-
Proceeds from exercise of warrants	500	-
Proceeds from issuance of stock, net	-	100
Net cash provided by (used in) financing activities	1,492	600
Net Change in Cash	637	41
Cash, beginning of period	1,062	-
Cash, end of period	$1,699	$41

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$13	$-
Cash paid for income taxes	$3	$-

Non-cash Investing and Financing Activities:
Loan of cryptocurrency	$-	$500
Accounts receivable settlement for Render Payment	-	233

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Everything Blockchain, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “our”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions.

Subsidiaries of the Company

On April 26, 2021, the Company became the sole owner of Render Payment, LLC (“Render”). On June 21, 2021, the Company acquired all of the equity interests of 832 Energy Technology Consultants, LLC (“832”). On June 30, 2021, the Company acquired all of the equity interests of Mercury, Inc. (“Mercury”). On July 31, 2021, the Company acquired all of the equity interests of Vengar Technologies LLC (“Vengar”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries of Render, 832, Mercury, Vengar, and Everything Blockchain Technology Corporation.

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

Revenues from one customer represent $1.0 million of the Company's revenue for the three months ended April 30, 2021.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $1.3 million and $0.1 million in excess of federally insured limits on April 30, 2022 and January 31, 2022, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $2.8 million in excess of amounts protected by insurance.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of April 30, 2022 and January 31, 2022.

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

Note 3. Going Concern

The Company's consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended April 30, 2022 and 2021 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. Though the year ended January 31, 2022 resulted in positive cash flow and net income, there are no assurances the Company will generate a profit or obtain positive cash flow in the future. The Company has sustained its solvency through the support of its shareholder Overwatch Partners, Inc. (“Overwatch”), which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Intangible Assets

Intangible assets consist of the following:

	As of April 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,369	$-	$3,369
Non-compete agreements	82	33	49
Total Intangibles	$3,451	33	$3,418

	As of January 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,060	$-	$3,060
Non-compete agreements	82	23	59
Total Intangibles	$3,142	23	$3,119

The Company’s IP/Technology is still being developed so no amortization has been recorded. The non-compete agreements are amortized over two years.

Note 5. Cryptocurrency Assets

The Company transacts business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency that have a market value and substantial liquidity as current intangible assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity are classified as non-current intangible assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of
	April 30, 2022	January 31, 2022
Coin Symbol	FMV
BTC	$267	$272
ETH	1	1
GUSD	1	-
HEX	2,763	2,879
	$3,032	$3,152

During the three months ended April 30, 2022, the Company recorded in other income (expense) fair market value expense adjustments of $0.1 million. For the three months ended April 30, 2021, the Company recorded in other income (expense) net expenses related to cryptocurrencies of $0.4 million.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	April 30, 2022	January 31, 2022
Land	$36	$36
Buildings and building improvements	339	329
Machinery and equipment	208	208
Furniture, fixtures and office equipment	69	69
Computer equipment and computer software	238	238
Vehicles	181	181
	1,071	1,061
Less: Accumulated depreciation	(100)	(60)
Total property, plant and equipment, net	$971	$1,001

Note 7. Debt

On March 17, 2021, the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s Chairman of the board of directors. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate was 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

As of April 30, 2022, Mercury’s outstanding debt of $0.5 million had a weighted average interest rate of 6.2%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2022 through 2037.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three months ended April 30, 2022 and 2021.

Note 9. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Cease and Desist Notice

On November 2, 2021, the Company received a cease and desist notice (the “Notice”) from First Genesis, Inc. (“First Genesis”). The Notice alleges, among other things, that Cedric Harris, the Company’s Chief Research Officer, and the Company were using First Genesis’ intellectual property. Mr. Harris, through 832, developed First Genesis’ intellectual property and has been providing First Genesis with consulting services. 832’s intellectual property, which Mr. Harris also developed, is an entirely independent work of art than that which was created by Mr. Harris in his capacity with First Genesis. We believe that the alleged claims from First Genesis are without merit and the Company will continue to vigorously defend against the allegations in the Notice. The Company timely responded to the Notice and has not received a response from First Genesis, or any other communication from First Genesis, since.

Lawsuit – District Court of Travis County, Texas, 353rd Judicial District

On February 9, 2022, a plaintiff filed a lawsuit against numerous parties, one of which included the Company in the caption. The complaint failed to include the Company in any claim made in the complaint. The Company’s verified denial was filed on March 17, 2022. The Company filed its motion to be dismissed from the case subsequent to its verified denial, and was summarily dismissed from the case on May 23, 2022. The Company has until June 15, 2022 to motion the court for fees and costs compensated by the plaintiff, and the Company expects to submit this motion timely.

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)
	As of April 30, 2022	As of January 31, 2022

Prepaid expenses	$2,000	$2,000
Accounts payable and accrued expenses	-	24
Loans payable	18	24

Related party income statement items (in thousands)
	As of April 30,
	2022	2021

Consulting expenses	$30	$-
Payroll expenses	195	114

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Note 11. Stockholders’ Equity

Common Stock

As of April 30, 2022 and January 31, 2022, the Company had 200,000,000 common shares authorized, with 9,104,038 and 8,604,038 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

During the quarter ended April 30, 2022, stock based compensation expense related to stock grants was $117,000, which consisted of grants to employee of $75,000 and consultants of $42,000. During the quarter ended April 30, 2021, there was no stock based compensation expense associated with stock grants.

Preferred Stock

Series A Preferred Stock

As of April 30, 2022 and January 31, 2022, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Effective April 17, 2022, 150,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock. Effective June 16, 2023, the remaining 50,000 shares of Series A Preferred Stock will be eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Series B Preferred Stock

As of April 30, 2022 and January 31, 2022, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 400,000 Series B Preferred shares issued and outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Effective April 29, 2022, all shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of April 30, 2022, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with 250,000 Series C Preferred shares issued and outstanding.

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

On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million. Effective October 19, 2022, all shares of Series C Preferred Stock will be eligible to be converted into common stock at the option of the holder of the Series C Preferred Stock.

Note 12. Warrants

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On April 19, 2022, the holder of the 250,000 shares of Series C Preferred Stock received a warrant to purchase 25,000 shares of common stock at the price of $9.00 per share.

A summary of warrant activity for three months ended April 30, 2022 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2022	4,991,000	$2.83

Exercised	(500,000)	1.00
Granted	25,000	9.00
Warrants outstanding at April 30, 2022	4,516,000	$3.07

During the quarter ended April 30, 2022, stock based compensation expense related to warrant grants was $685,000, which consisted of grants to employees of $407,000, directors of $209,000, and consultants of $66,000. During the quarter ended April 30, 2021, there was no stock based compensation expense associated with warrant grants.

Note 13. Income Taxes

Our consolidated effective income tax rate for the three months ended April 30, 2022 was 22%.

Note 14. Net Income (Loss) Per Common Share

	For the Months Ended April 30,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(1,454)	$767
Denominator:
Weighted average common shares outstanding	8,666	5,993
Effect of dilutive securities:
Warrants	-	-
Preferred stock	-	-
Diluted shares outstanding	8,666	5,993
Basic: Net income (loss) per common share	$(0.17)	$0.13
Diluted: Net income (loss) per common share	$(0.17)	$0.13

Note 15. Subsequent Events

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

OVERVIEW

The overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10Q.

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. Our technology platform provides the building blocks to power blockchain-related applications for organizations seeking to tap into the benefits of blockchain to solve critical business issues. Our patent--pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, EB Build and EB Control.

On June 21, 2021, we acquired all of the equity interests of 832. On June 30, 2021, we acquired all of the equity interests of Mercury. On July 31, 2021, we acquired all of the equity interests of Vengar.

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10Q.

EMPLOYEES AND CONSULTANTS

As of April 30, 2022, the Company has 21 employees.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Factors Affecting Comparability of Financial Information

Our historical results of operations for the three months ended April 30, 2022, may not be comparable with our results of operations for the three months ended April 30, 2021, for the reasons discussed below.

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

Results of Operations

Our operating results for the three months ended April 30, 2022 and 2021 are summarized as follows:

	For the Three Months Ended April 30,
	2022	2021
	(in thousands)
Revenue	$255	$1,081
Cost of sales	15	-
Gross profit	240	1,081
Selling, general, administrative	1,093	140
Stock based compensation	803	-
Depreciation and amortization	50	-
Total operating expenses	1,946	140
Income (loss) from operations	(1,706)	941
Other income (expense), net	(160)	(174)
Income (loss) before income taxes	(1,866)	767
Income tax benefit	412	-
Net income (loss)	$(1,454)	$767

Revenue

Revenue for the three months ended April 30, 2022 was $0.3 million as compared to $1.1 million for the three months ended April 30, 2021. Revenue for the three months ended April 30, 2022 primarily consisted of $216,000 from consulting services and $27,000 from staking of cryptocurrency. Revenue for the three months ended April 30, 2021 consisted of $1.04 million from consulting services and $41,000 from staking of cryptocurrency.

Cost of Sales

Cost of sales for the three months ended April 30, 2022 was $15,000, which primarily consisted of cost of product costs and commissions from Mercury.

Gross Profit

Gross profit for the three months ended April 30, 2022 was $0.2 million as compared to $1.1 million for the three months ended April 30, 2021.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses and amortization and depreciation expense. Selling, general and administrative expenses primarily consist of personnel costs, consultant fees, professional fees, computer and internet expenses, marketing expenses, utilities expenses, meals and entertainment, office supplies, and reporting fees.

Operating expenses for the three months ended April 30, 2022 were $1.9 million compared to $0.1 million for the three months ended April 30, 2021. The primary reason for the increase was due to stock based compensation of $0.8 million and the acquisitions of 832, Mercury, and Vengar.

Income (Loss) from Operations

Loss from operations for the three months ended April 30, 2022 was $1.7 million compared to income from operations of $0.9 million for the three months ended April 30, 2021. The primary reasons for the decrease in income from operations was due to the decrease in revenue and increase in operating expenses as discussed above.

Adjusted EBITDA

The Company reports all financial information required in accordance with GAAP. The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information.

Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net income (loss) plus net interest income, income tax (benefit) expense, depreciation and amortization, and stock based compensation.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss).

	For the Three Months Ended April 30,
	2022	2021
	(in thousands)
Net income (loss)	$(1,454)	$767
Add:
Income tax benefit	(412)	-
Stock based compensation	803	-
Depreciation and amortization expense	50	-
Net interest (income) expense	13	(10)
Adjusted EBITDA	$(1,000)	$757

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $0.5 million for the three months ended April 30, 2022. We had net loss of $1.5 million, which included stock based compensation of $0.8 million and fair value adjustments to cryptocurrency of $0.1 million.

Net cash provided by operating activities was $1.4 million for the three months ended April 30, 2021. We had net income of $0.8 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended April 30, 2022, compared to net cash used in investing activities of $2.0 million for the three months ended April 30, 2021. During the three months ended April 30, 2022, we had capital expenditures of $0.3 million. During the three months ended April 30, 2021, we purchased $2.0 million of cryptocurrency.

Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended April 30, 2022, compared to $0.6 million for the three months ended April 30, 2021. During the three months ended April 30, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million. During the three months ended April 30, 2021, we borrowed $0.5 million from a related party and received proceeds from issuance of common stock of $0.1 million.

Liquidity and Capital Resources

During the three months ended April 30, 2022, we gained $0.6 million in cash. Our cash on hand as of April 30, 2022 was $1.7 million. Based on our revenues, cash on hand and current monthly burn rate, the Company can sustain its operations going forward.

We fund operations primarily through cash on hand and cash from sales of cryptocurrencies and common stock.

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

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of April 30, 2022.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three months ended April 30, 2022 and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Everything Blockchain, Inc.

Dated: June 14, 2022		/s/ Eric Jaffe
	By:	Eric Jaffe
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2022		/s/ William Regan
	By:	William Regan
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

