Form 10-Q
period 2022-07-31
Everything Blockchain, Inc.
filed 2022-09-14
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of August 31, 2022, the Company had 9,699,966 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐      No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2022, are not necessarily indicative of the results that can be expected for the year ending January 31, 2023 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	July 31,	January 31,
	2022	2022
	(unaudited)
Current assets
Cash	$299	$1,062
Accounts receivable, net	63	11
Inventory	103	60
Current cryptocurrencies, net	1,000	3,152
Prepaid expenses	2,766	2,918
Other assets	85	36
Total current assets	4,316	7,239
Property, plant and equipment, net	949	1,001
Goodwill	17,823	17,823
Intangible assets, net	3,680	3,119
Deferred income taxes	579	-
Other assets	463	463
Total assets	$27,810	$29,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$735	$744
Accounts payable related party	-	24
Current portion of long-term debt	282	282
Reserve for legal settlements	154	154
Deferred revenue	252	108
Total current liabilities	$1,423	$1,312
Long-term liabilities
Debt	255	271
Deferred income taxes	-	617
Total long-term liabilities	$255	$888
Total liabilities	$1,678	$2,200
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of July 31, 2022 and January 31, 2022	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 400,000 shares issued and outstanding as of July 31, 2022 and January 31, 2022	-	-
Series C Preferred stock, $0.0001 par value: 2,000,000 shares authorized; 0 shares issued and outstanding as of July 31, 2022 and January 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,699,966 and 8,604,038 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively.	1	1
Treasury stock	(1,599)	(1,599)
Additional paid-in capital	82,943	80,134
Accumulated deficit	(55,213)	(51,091)
Total stockholders’ equity	$26,132	$27,445
Total liabilities and stockholders’ equity	$27,810	$29,645

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Income (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(unaudited)
Revenue	$383	$259	$638	$1,385
Cost of sales	56	24	71	24
Gross profit	327	235	567	1,361
Selling, general, and administrative	979	115	2,072	827
Stock based compensation	678	-	1,481	-
Depreciation and amortization	50	23	100	23
Total operating expenses	1,707	138	3,653	850
Income (loss) from operations	(1,380)	97	(3,086)	511
Other income (expense), net	(2,070)	2,445	(2,230)	2,796
Income (loss) before income taxes	(3,450)	2,542	(5,316)	3,307
Income tax benefit	782	-	1,194	-
Net income (loss)	$(2,668)	$2,542	$(4,122)	$3,307

Basic and diluted income (loss) per share:
Basic income (loss) per share	$(0.28)	$0.38	$(0.46)	$0.52
Diluted income (loss) per share	$(0.28)	$0.28	$(0.46)	$0.39
Weighted average shares outstanding - basic	9,412,664	6,649,188	9,045,439	6,325,407
Weighted average shares outstanding - diluted	9,412,664	8,948,026	9,045,439	8,441,939

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

						Additional		Total Stockholders’
	Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)
	(unaudited)
Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$(53,408)	$1,539
Stock issued	-	-	262	-	-	392	-	392
Stock issued for services	-	-	390	-	-	1,752	-	1,752
Stock issued for acquisitions	-	-	1,750	-	-	8,000	-	8,000
Warrant exercise	-	-	100	-	-	100	-	100
Issuance of Series A Preferred for services	50	-	-	-	-	2,000	-	2,000
Conversion of note receivable	(250)	-	-	-	(1,598)	-	-	(1,598)
Net income	-	-	-	-	-	-	3,307	3,307
Balance – July 31, 2021	600	$-	8,476	$1	$(1,598)	$67,190	$(50,101)	$15,492

Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$(51,091)	$27,445
Issuance of Series C Preferred	250	-	-	-	-	1,000	-	1,000
Conversion of Series C Preferred into common stock	(250)	-	561	-	-	-	-	-
Warrant exercise	-	-	535	-	-	535	-	535
Stock based compensation	-	-	-	-	-	1,274	-	1,274
Net loss	-	-	-	-	-	-	(4,122)	(4,122)
Balance – July 31, 2022	600	$-	9,700	$1	$(1,599)	$82,943	$(55,213)	$26,132

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Six Months Ended July 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net Income (Loss)	$(4,122)	$3,307
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock based compensation	1,481	-
Deferred income tax benefit	(1,197)	-
Reverse of bad debt	-	(233)
Realized net (gain) loss on investment in cryptocurrency	(54)	85
Loss on cryptocurrency impairment	-	16
Fair value adjustment to cryptocurrency	2,206	(2,435)
Amortization and depreciation	100	23
Changes in operating assets and liabilities:
Accounts receivable, net	(51)	4
Interest receivable	-	(32)
Inventory	(43)	(4)
Prepaid expenses	(54)	(26)
Other assets	(43)	(2)
Accounts payable to related party	(30)	408
Accounts payable and accrued expenses	25	(241)
Deferred revenue	144	(93)
Net cash provided by (used in) operating activities	(1,638)	777
Cash flows from investing activities:
Acquisition of cryptocurrencies, net	-	(268)
Proceeds from sale of cryptocurrencies	-	74
Acquisitions, net of cash received	-	(23)
Capital expenditures	(609)	-
Net cash used in investing activities	(609)	(217)

Cash flows from financing activities:
Payment to related party	-	(500)
Proceeds from debt	-	266
Payment of debt	(16)	-
Proceeds from issuance of Series C Preferred Stock	1,000	-
Proceeds from exercise of warrants	500	-
Proceeds from issuance of stock, net	-	493
Net cash provided by financing activities	1,484	259
Net Change in Cash	(763)	819
Cash, beginning of period	1,062	-
Cash, end of period	$299	$819

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$27	$3
Cash paid for income taxes	$3	$-

Non-cash Investing and Financing Activities:
Conversion of accounts payable to related party to common stock	$35	$-
Loan of cryptocurrency	-	500
Cryptocurrency received for payment under contract	-	240
Fair value of assets in acquisitions	-	9,433
Fair value of liabilities assumed in acquisitions	-	791
Accounts receivable settlement for Render Payment	-	233
Conversion of note receivable in exchange for common stock and preferred stock	-	1,598
Issuance of stock for services	-	1,110
Issuance of Series A Preferred for services	-	2,000

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

Revenues from one customer represent $1.0 million of the Company’s revenue for the six months ended July 31, 2021.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 and $0.1 million in excess of federally insured limits on July 31, 2022 and January 31, 2022, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $0.8 million in excess of amounts protected by insurance on July 31, 2022.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of July 31, 2022 and January 31, 2022.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2022 and 2021 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible Assets

Intangible assets consist of the following:

	As of July 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,641	$-	$3,641
Non-compete agreements	82	43	39
Total Intangibles	$3,723	$43	$3,680

	As of January 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,060	$-	$3,060
Non-compete agreements	82	23	59
Total Intangibles	$3,142	$23	$3,119

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

Current Assets
	As of
	July 31, 2022	January 31, 2022
Coin Symbol	FMV
BTC	$169	$272
ETH	-	1
GUSD	1	-
HEX	830	2,879
	$1,000	$3,152

During the three and six months ended July 31, 2022, the Company recorded in other income (expense), net fair market value expense adjustments of $2.1 million and $2.2 million, respectively. For the three and six months ended July 31, 2021, the Company recorded in other income (expense), net income related to cryptocurrencies of $2.4 million and $2.5 million, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	July 31, 2022	January 31, 2022
Land	$36	$36
Buildings and building improvements	339	329
Machinery and equipment	208	208
Furniture, fixtures and office equipment	77	69
Computer equipment and computer software	247	238
Vehicles	181	181
	1,088	1,061
Less: Accumulated depreciation	(139)	(60)
Total property, plant and equipment, net	$949	$1,001

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

As of July 31, 2022, Mercury’s outstanding debt of $0.5 million had a weighted average interest rate of 6.2%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2022 through 2037.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three and six months ended July 31, 2022 and 2021.

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

 Lawsuit – District Court of Travis County, Texas, 353rd Judicial District

On February 9, 2022, a plaintiff filed a lawsuit against numerous parties, one of which included the Company in the caption. The complaint failed to include the Company in any claim made in the complaint. The Company’s verified denial was filed on March 17, 2022. The Company filed its motion to be dismissed from the case subsequent to its verified denial, and was summarily dismissed from the case on May 23, 2022. The Company filed its motion to the court for fees and costs compensated by the plaintiff. The plaintiff also included a subsidiary of the Company in its complaint - Vengar. The Company responded on behalf of Vengar with a motion to dismiss Vengar from the suit, with a corresponding request for attorney fees and costs.

Lawsuit - District Court of Clark County, Nevada; United States District Court for the District of Nevada

On June 1, 2022, plaintiff Apex Operations, LLC et. al. filed a lawsuit which included the Company as a defendant. On July 20, 2022, the Company filed a Notice of Removal to Federal Court, which was granted by the court. Currently, all further actions for the dispute will be brought to the United State District Court for the District of Nevada. On August 24, 2022, counsel for the plaintiff advised local counsel for the Company that the plaintiff will be voluntarily dismissing the Company.

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)
	As of July 31, 2022	As of January 31, 2022

Prepaid expenses	$2,000	$2,000
Accounts payable and accrued expenses	-	24
Loans receivable	6	-
Loans payable	-	24

Related party income statement items (in thousands)
	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Consulting expenses	$30	$-	$60	$-
Stock based compensation	575	-	1,150	-
Payroll expenses	144	-	339	114

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Note 11. Stockholders’ Equity

Common Stock

As of July 31, 2022 and January 31, 2022, the Company had 200,000,000 common shares authorized, with 9,699,966 and 8,604,038 common shares at a par value of $0.0001 issued and outstanding, respectively.

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On June 3, 2022, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 35,000 shares at the strike price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

During the three months ended July 31, 2022, stock based compensation expense related to stock grants was $89,000, which consisted of grants to employee of $75,000 and consultants of $14,000. During the six months ended July 31, 2022, stock based compensation expense related to stock grants was $206,000, which consisted of grants to employee of $150,000 and consultants of $56,000. During the three and six months ended July 31, 2021, there was no stock based compensation expense associated with stock grants.

Preferred Stock

Series A Preferred Stock

As of July 31, 2022 and January 31, 2022, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

Series B Preferred Stock

As of July 31, 2022 and January 31, 2022, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 400,000 Series B Preferred shares issued and outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Effective April 29, 2022, all shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of July 31, 2022, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with no Series C Preferred shares issued and outstanding.

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

On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

Note 12. Warrants

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On April 19, 2022, the holder of the 250,000 shares of Series C Preferred Stock received a warrant to purchase 25,000 shares of common stock at the price of $9.00 per share.

On June 3, 2022, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 35,000 shares at the strike price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

On June 15, 2022, a former employee’s warrants for 125,000 shares of common stock expired, which was three months after they left the Company.

A summary of warrant activity for six months ended July 31, 2022 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2022	4,991,000	$2.83
Expired	(125,000)	6.00
Exercised	(535,000)	1.00
Granted	25,000	9.00
Warrants outstanding at July 31, 2022	4,356,000	$3.00

During the three months ended July 31, 2022, stock based compensation expense related to warrant grants was $589,000, which consisted of grants to employees of $317,000, directors of $209,000, and consultants of $63,000. During the six months ended July 31, 2022, stock based compensation expense related to warrant grants was $1,274,000, which consisted of grants to employees of $724,000, directors of $418,000, and consultants of $132,000. During the three and six months ended July 31, 2021, there was no stock based compensation expense associated with warrant grants.

Note 13. Income Taxes

Our consolidated effective income tax rate for the three and six months ended July 31, 2022 was 23%.

Note 14. Net Income (Loss) Per Common Share

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(2,668)	$2,542	$(4,122)	$3,307
Denominator:
Weighted average common shares outstanding	9,413	6,649	9,045	6,325
Effect of dilutive securities:
Warrants	-	2,299	-	2,117
Preferred stock	-	-	-	-
Diluted shares outstanding	9,413	8,948	9,045	8,442
Basic: Net income (loss) per common share	$(0.28)	$0.38	$(0.46)	$0.52
Diluted: Net income (loss) per common share	$(0.28)	$0.28	$(0.46)	$0.39

Note 15. Subsequent Events

Sale of Vehicle

On August 11, 2022, our board of directors approved the sale of our 2021 Cadillac Escalade to Eric Jaffe, our former chief executive officer and current board member, for $91,983. Mr. Jaffe paid for the vehicle with 26,662 shares of his Company common stock.

Sale of HEX

On August 14, our board of directors approved the sale of 10 million HEX tokens to Michael Hawkins for $450,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition, results of operations and cash flows in conjunction with our consolidated financial statements and the related notes presented in this report and in our Annual Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company’s SEC filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

EMPLOYEES AND CONSULTANTS

As of July 31, 2022, the Company has 24 employees.

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

Factors Affecting Comparability of Financial Information

Our historical results of operations for the three and six months ended July 31, 2022, may not be comparable with our results of operations for the three and six months ended July 31, 2021, for the reasons discussed below.

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

Results of Operations

Our operating results for the three and six months ended July 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$383	$259	$638	$1,385
Cost of sales	56	24	71	24
Gross profit	327	235	567	1,361
Selling, general, administrative	979	115	2,072	827
Stock based compensation	678	-	1,481	-
Depreciation and amortization	50	23	100	23
Total operating expenses	1,707	138	3,653	850
Income (loss) from operations	(1,380)	97	(3,086)	511
Other income (expense), net	(2,070)	2,445	(2,230)	2,796
Income (loss) before income taxes	(3,450)	2,542	(5,316)	3,307
Income tax benefit	782	-	1,194	-
Net income (loss)	$(2,668)	$2,542	$(4,122)	$3,307

Revenue

Revenue for the three months ended July 31, 2022 was $0.4 million as compared to $0.3 million for the three months ended July 31, 2021. Revenue for the three months ended July 31, 2022 primarily consisted of $196,000 from consulting services, $158,000 from product revenue, and $24,000 from staking of cryptocurrency. Revenue for the three months ended July 31, 2021 primarily consisted of $168,000 from consulting services, $47,000 from product revenue, and $43,000 from staking of cryptocurrency.

Revenue for the six months ended July 31, 2022 was $0.6 million as compared to $1.4 million for the six months ended July 31, 2021. Revenue for the six months ended July 31, 2022 primarily consisted of $411,000 from consulting services, $171,000 from product revenue, and $51,000 from staking of cryptocurrency. Revenue for the six months ended July 31, 2021 primarily consisted of $1.2 million from consulting services, $130,000 from staking of cryptocurrency, and $47,000 from product revenue.

Cost of Sales

Cost of sales for the three months ended July 31, 2022 was $56,000 as compared to $24,000 for the three months ended July 31, 2021. Cost of sales for the three months ended July 31, 2022 primarily consisted of cost of product costs from Mercury.

Cost of sales for the six months ended July 31, 2022 was $71,000 as compared to $24,000 for the six months ended July 31, 2021. Cost of sales for the six months ended July 31, 2022 primarily consisted of cost of product costs from Mercury.

Gross Profit

Gross profit for the three months ended July 31, 2022 was $0.3 million as compared to $0.2 million for the six months ended July 31, 2021. Gross profit for the six months ended July 31, 2022 was $0.6 million as compared to $1.4 million for the six months ended July 31, 2021.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses, stock based compensation expense, and amortization and depreciation expense. Selling, general and administrative expenses primarily consist of personnel costs, consultant fees, professional fees, computer and internet expenses, marketing expenses, utilities expenses, meals and entertainment, office supplies, and reporting fees.

Operating expenses for the three months ended July 31, 2022 were $1.7 million compared to $0.1 million for the three months ended July 31, 2021. The primary reason for the increase was due to stock based compensation of $0.7 million, marketing expenses of $0.1 million, professional fees of $0.1 million, and the acquisitions of 832, Mercury, and Vengar.

Operating expenses for the six months ended July 31, 2022 were $3.7 million compared to $0.9 million for the six months ended July 31, 2021. The primary reason for the increase was due to stock based compensation of $1.5 million, marketing expenses of $0.4 million, professional fees of $0.3 million, and the acquisitions of 832, Mercury, and Vengar.

Income (Loss) from Operations

Loss from operations for the three months ended July 31, 2022 was $1.4 million compared to income from operations of $0.1 million for the three months ended July 31, 2021. The primary reasons for the decrease in income from operations was due to the increase in operating expenses as discussed above.

Loss from operations for the six months ended July 31, 2022 was $3.1 million compared to income from operations of $0.5 million for the six months ended July 31, 2021. The primary reasons for the decrease in income from operations was due to the decrease in revenue and increase in operating expenses as discussed above.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss).

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(2,668)	$2,542	$(4,122)	$3,307
Add:
Income tax benefit	(782)	-	(1,194)	-
Stock based compensation	678	-	1,481	-
Depreciation and amortization	50	23	100	23
Net interest (income) expense	13	(16)	26	(41)
Adjusted EBITDA	$(2,709)	$2,549	$(3,709)	$3,289

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $1.6 million for the six months ended July 31, 2022. We had net loss of $4.1 million, which included fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, and stock based compensation of $1.5 million.

Net cash provided by operating activities was $0.8 million for the six months ended July 31, 2021. We had net income of $3.3 million, which included fair value adjustments to cryptocurrency of $2.4 million, due to increases in the values of cryptocurrencies.

Investing Activities

Net cash used in investing activities was $0.6 million for the six months ended July 31, 2022, compared to net cash used in investing activities of $0.2 million for the six months ended July 31, 2021. During the six months ended July 31, 2022, we had capital expenditures of $0.6 million. During the six months ended July 31, 2021, we purchased $0.3 million of cryptocurrencies and sold $0.1 million of cryptocurrencies.

Financing Activities

Net cash provided by financing activities was $1.5 million for the six months ended July 31, 2022, compared to $0.3 million for the six months ended July 31, 2021. During the six months ended July 31, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million. During the six months ended July 31, 2021, we had proceeds from issuance of common stock of $0.5 million and borrowings of debt of $0.3 million, which was partially offset by the debt payment of $0.5 million to a related party.

Liquidity and Capital Resources

Our cash on hand as of July 31, 2022 was $0.3 million. Based on our revenues, cash on hand, cryptocurrency holdings, and current monthly burn rate, the Company can sustain its operations going forward.

We fund operations primarily through cash on hand and cash from sales of cryptocurrencies and common stock.

On March 17, 2022, our board approved the conversion of 2,000,000 shares of blank check preferred stock into 2,000,000 shares of Series C Preferred Stock, par value $0.0001. On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million. On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On July 27, 2022, we launched EB Control, our patent-pending, zero-trust data protection solution, which was developed by Vengar.

On August 11, 2022, our board of directors approved the sale of our 2021 Cadillac Escalade to Eric Jaffe, our former chief executive officer and current board member, for $91,983. Mr. Jaffe paid for the vehicle with 26,662 shares of his Company common stock.

On August 14, our board of directors approved the sale of 10 million HEX tokens to Michael Hawkins for $450,000.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of July 31, 2022.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and six months ended July 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million. On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

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

Everything Blockchain, Inc.

Dated: September 14, 2022	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2022	By:	/s/ William Regan
William Regan
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

