Form 10-Q
period 2022-10-31
Everything Blockchain, Inc.
filed 2022-12-20
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of November 30, 2022, the Company had 9,923,304 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2022, are not necessarily indicative of the results that can be expected for the year ending January 31, 2023 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	October 31,	January 31,
	2022	2022
	(unaudited)
Current assets
Cash	$882	$1,062
Accounts receivable, net	222	11
Inventory	65	60
Current cryptocurrencies, net	5	3,152
Prepaid expenses	2,741	2,918
Other assets	113	36
Total current assets	4,028	7,239
Property, plant and equipment, net	822	1,001
Goodwill	17,823	17,823
Intangible assets, net	3,948	3,119
Deferred income taxes	983	-
Other assets	463	463
Total assets	$28,067	$29,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,686	$744
Accounts payable related party	-	24
Current portion of long-term debt	283	282
Reserve for legal settlements	154	154
Deferred revenue	281	108
Total current liabilities	$2,404	$1,312
Long-term liabilities
Debt	246	271
Deferred income taxes	-	617
Total long-term liabilities	$246	$888
Total liabilities	$2,650	$2,200
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of October 31, 2022 and January 31, 2022	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of October 31, 2022 and January 31, 2022	-	-
Series C Preferred stock, $0.0001 par value: 2,000,000 shares authorized; 0 shares issued and outstanding as of October 31, 2022 and January 31, 2022	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,949,966 shares issued and 9,923,304 shares outstanding as of October 31, 2022, and 8,604,038 shares issued and outstanding as of January 31, 2022	1	1
Treasury stock	(1,691)	(1,599)
Additional paid-in capital	83,834	80,134
Receivable from stockholder	(250)	-
Accumulated deficit	(56,477)	(51,091)
Total stockholders’ equity	$25,417	$27,445
Total liabilities and stockholders’ equity	$28,067	$29,645

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Income (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
	(unaudited)
Revenue	$1,822	$830	$2,460	$2,216
Cost of sales	1,475	186	1,546	210
Gross profit	347	644	914	2,006
Selling, general, and administrative	996	898	3,068	1,725
Stock based compensation	716	-	2,197	-
Depreciation and amortization	40	40	140	63
Total operating expenses	1,752	938	5,405	1,788
Income (loss) from operations	(1,405)	(294)	(4,491)	218
Other income (expense), net	(264)	3,524	(2,494)	6,319
Income (loss) before income taxes	(1,669)	3,230	(6,985)	6,537
Income tax benefit	405	-	1,599	-
Net income (loss)	$(1,264)	$3,230	$(5,386)	$6,537

Basic and diluted income (loss) per share:
Basic income (loss) per share	$(0.13)	$0.38	$(0.58)	$0.92
Diluted income (loss) per share	$(0.13)	$0.29	$(0.58)	$0.69
Weighted average shares outstanding - basic	9,676,492	8,552,786	9,258,102	7,074,748
Weighted average shares outstanding - diluted	9,676,492	11,304,831	9,258,102	9,445,111

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Receivable from Shareholder	Accumulated Deficit	Total Stockholders’ Equity
	(unaudited)
Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$-	$(53,408)	$1,539
Stock issued	-	-	308	-	-	669	-	-	669
Stock issued for services	-	-	390	-	-	1,109	-	-	1,109
Stock issued for acquisitions	-	-	1,750	-	-	8,642	-	-	8,642
Warrant exercise	-	-	182	-	-	140	-	-	140
Issuance of Series A Preferred for services	50	-	-	-	-	2,000	-	-	2,000
Conversion of note receivable	(250)	-	-	-	(1,598)	-	-	-	(1,598)
Net income	-	-	-	-	-	-	-	6,537	6,537
Balance – October 31, 2021	600	$-	8,604	$1	$(1,598)	$67,506	$-	$(46,871)	$19,038

Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	250	-	-	-	-	1,000	-	-	1,000
Conversion of Series C Preferred into common stock	(250)	-	561	-	-	-	-	-	-
Warrant exercise	-	-	785	-	-	785	(250)	-	535
Sale of asset	-	-	(27)	-	(92)	-	-		(92)
Stock based compensation	-	-	-	-	-	1,915	-	-	1,915
Net loss	-	-	-	-	-	-	-	(5,386)	(5,386)
Balance – October 31, 2022	600	$-	9,923	$1	$(1,691)	$83,834	$(250)	$(56,477)	$25,417

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Nine Months Ended October 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net Income (Loss)	$(5,386)	$6,537
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock based compensation	2,197	-
Deferred income tax benefit	(1,601)	-
Reverse of bad debt	-	(233)
Net loss on exchanges	4	-
Realized net (gain) loss on investment in cryptocurrency	186	(3,382)
Loss on cryptocurrency impairment	-	16
Fair value adjustment to cryptocurrency	2,206	(4,685)
Amortization and depreciation	140	63
Changes in operating assets and liabilities:
Accounts receivable, net	(211)	(114)
Interest receivable	-	(32)
Inventory	(5)	(61)
Prepaid expenses	(104)	(72)
Other assets	(69)	(4)
Accounts payable to related party	(30)	12
Accounts payable and accrued expenses	977	93
Deferred revenue	173	(155)
Net cash used in operating activities	(1,523)	(2,017)
Cash flows from investing activities:
Acquisition of cryptocurrencies, net	-	(1,264)
Proceeds from sale of cryptocurrencies	755	4,729
Acquisitions, net of cash received	-	(23)
Capital expenditures	(888)	(137)
Net cash provided by (used in) investing activities	(133)	3,305

Cash flows from financing activities:
Payment to related party	-	(500)
Payment of debt	(24)	(10)
Proceeds from issuance of Series C Preferred Stock	1,000	-
Proceeds from exercise of warrants	500	-
Proceeds from issuance of stock, net	-	768
Net cash provided by financing activities	1,476	258
Net Change in Cash	(180)	1,546
Cash, beginning of period	1,062	-
Cash, end of period	$882	$1,546

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$42	$19
Cash paid for income taxes	$3	$-

Non-cash Investing and Financing Activities:
Conversion of accounts payable to related party to common stock	$35	$40
Trade in of vehicle	3	-
Sale of asset for common stock	92	-
Exercise of warrant for receivable	250	-
Loan of cryptocurrency	-	500
Cryptocurrency received for payment under contract	-	240
Fair value of assets in acquisitions	-	9,433
Fair value of liabilities assumed in acquisitions	-	791
Accounts receivable settlement for Render Payment	-	233
Conversion of note receivable in exchange for common stock and preferred stock	-	1,598
Issuance of stock for services	-	1,110
Issuance of Series A Preferred for services	-	2,000

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Everything Blockchain, Inc. (“EBI”) and its consolidated subsidiaries (collectively, the “Company”, “we”, “our”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions.

Subsidiaries of the Company

On April 26, 2021, EBI became the sole owner of Render Payment, LLC (“Render”). On June 21, 2021, EBI acquired all of the equity interests of 832 Energy Technology Consultants, LLC (“832”). On June 30, 2021, EBI acquired all of the equity interests of Mercury, Inc. (“Mercury”). On July 31, 2021, EBI acquired all of the equity interests of Vengar Technologies LLC (“Vengar”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EBI and its wholly owned subsidiaries of Render, 832, Mercury, Vengar, and Everything Blockchain Technology Corporation.

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

Revenues from one customer represent $1.0 million of the Company’s revenue for the nine months ended October 31, 2021.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0.6 million and $0.1 million in excess of federally insured limits on October 31, 2022 and January 31, 2022, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $4,000 in excess of amounts protected by insurance on October 31, 2022.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of October 31, 2022 and January 31, 2022.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2022 and 2021 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible Assets

Intangible assets consist of the following:

	As of October 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,919	$-	$3,919
Non-compete agreements	82	53	29
Total Intangibles	$4,001	$53	$3,948

	As of January 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,060	$-	$3,060
Non-compete agreements	82	23	59
Total Intangibles	$3,142	$23	$3,119

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

Current Assets
	As of
	October 31, 2022	January 31, 2022
Coin Symbol	FMV
BTC	$4	$272
ETH	-	1
GUSD	1	-
HEX	-	2,879
	$5	$3,152

During the three months ended October 31, 2022, the Company recorded in other income (expense), an expense of $0.2 million on the sales of cryptocurrencies. During the nine months ended October 31, 2022, the Company recorded in other income (expense), net fair value expense adjustments of $2.2 million and an expense of $0.2 million on the sales of cryptocurrencies. For the three months ended October 31, 2021, the Company recorded in other income (expense), net fair value income adjustments of $2.3 million and sales of cryptocurrencies, net of associated costs, of $1.2 million. For the nine months ended October 31, 2021, the Company recorded in other income (expense), net fair value income adjustments of $4.7 million and sales of cryptocurrencies, net of associated costs, of $1.4 million.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	October 31, 2022	January 31, 2022
Land	$36	$36
Buildings and building improvements	339	329
Machinery and equipment	210	208
Furniture, fixtures and office equipment	75	69
Computer equipment and computer software	249	238
Vehicles	60	181
	969	1,061
Less: Accumulated depreciation	(147)	(60)
Total property, plant and equipment, net	$822	$1,001

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

As of October 31, 2022, Mercury’s outstanding debt of $0.5 million had a weighted average interest rate of 6.3%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2022 through 2037.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three and nine months ended October 31, 2022 and 2021.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of October 31, 2022	As of January 31, 2022

Prepaid expenses	$2,000	$2,000
Accounts payable and accrued expenses	-	24
Loans receivable	6	-
Loans payable	-	24

Related party income statement items (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021

Consulting expenses	$30	$-	$90	$-
Stock based compensation	575	-	1,725	-
Payroll expenses	132	122	484	236

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Sale of Vehicle

On August 11, 2022, our board of directors approved the sale of our 2022 Cadillac Escalade to Eric Jaffe, our former chief executive officer and current board member, for $91,983. Mr. Jaffe paid for the vehicle with 26,662 shares of his Company common stock. The shares are considered treasury stock.

Sale of HEX

On August 14, 2022, to fund operations our board of directors approved the sale of 10 million HEX tokens to Michael Hawkins for $450,000. During the nine months ended October 31, 2022, the market price of HEX dropped. The Company recorded a loss on the transaction of approximately $47,000.

On September 16, 2022, to fund operations our board of directors approved the sale of approximately 6.7 million HEX tokens and approximately 7 Bitcoins to Michael Hawkins for $304,747. During the nine months ended October 31, 2022, the market prices of HEX and Bitcoin dropped. The Company recorded a loss on the transaction of approximately $195,000.

Note 11. Stockholders’ Equity

Common Stock

As of October 31, 2022 and January 31, 2022, the Company had 200,000,000 common shares authorized, with 9,949,966 and 8,604,038 common shares at a par value of $0.0001 issued, respectively. As of October 31, 2022 and January 31, 2022, the Company had 9,923,304 and 8,604,038 common shares outstanding, respectively.

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

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.3 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

During the three months ended October 31, 2022, stock based compensation expense related to stock grants was $75,000 from a grant to an employee. During the nine months ended October 31, 2022, stock based compensation expense related to stock grants was $281,000, which consisted of grants to employee of $225,000 and consultants of $56,000. During the three and nine months ended October 31, 2021, there was no stock based compensation expense associated with stock grants.

Preferred Stock

Series A Preferred Stock

As of October 31, 2022 and January 31, 2022, the Company had 1 million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every 1 share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

Series B Preferred Stock

As of October 31, 2022 and January 31, 2022, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every 1 share of Series B Preferred stock is 10 shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Effective April 29, 2022, all shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of October 31, 2022, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with no Series C Preferred shares issued and outstanding.

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

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.3 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

A summary of warrant activity for nine months ended October 31, 2022 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2022	4,991,000	$2.83
Expired	(875,000)	1.71
Exercised	(785,000)	1.00
Granted	25,000	9.00
Warrants outstanding at October 31, 2022	3,356,000	$3.60

During the three months ended October 31, 2022, stock based compensation expense related to warrant grants was $641,000, which consisted of grants to employees of $366,000, directors of $209,000, and consultants of $66,000. During the nine months ended October 31, 2022, stock based compensation expense related to warrant grants was $1,915,000, which consisted of grants to employees of $1,090,000, directors of $628,000, and consultants of $197,000. During the three and nine months ended October 31, 2021, there was no stock based compensation expense associated with warrant grants.

Note 13. Treasury Stock

Treasury stock consists of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. The shares are considered issued but not outstanding. Therefore, the shares are not used in the EPS calculations.

Note 14. Income Taxes

Our consolidated effective income tax rates for the three and nine months ended October 31, 2022 were 26% and 23%, respectively.

Note 15. Net Income (Loss) Per Common Share

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(1,264)	$3,230	$(5,386)	$6,537
Denominator:
Weighted average common shares outstanding	9,676	8,553	9,258	7,075
Effect of dilutive securities:
Warrants	-	2,752	-	2,370
Preferred stock	-	-	-	-
Diluted shares outstanding	9,676	11,305	9,258	9,445
Basic: Net income (loss) per common share	$(0.13)	$0.38	$(0.58)	$0.92
Diluted: Net income (loss) per common share	$(0.13)	$0.29	$(0.58)	$0.69

Note 16. Subsequent Events

On November 16, 2022, EBI, International, Inc. (“EBII”) was formed in the State of Florida. Purpose of EBII, a wholly owned subsidiary of EBI, is to be the United States parent entity to any foreign subsidiaries formed by the Company.

On December 12, 2022, we launched EB Build, our patent-pending blockchain platform, that serves as the backbone of the Company’s proprietary blockchain and trust ecosystem. EBI’s subsidiary, 832, developed EB Build.

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

EMPLOYEES AND CONSULTANTS

As of October 31, 2022, the Company has 23 employees.

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

Factors Affecting Comparability of Financial Information

Our historical results of operations for the nine months ended October 31, 2022, may not be comparable with our results of operations for the nine months ended October 31, 2021, for the reasons discussed below.

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

Results of Operations

Our operating results for the three and nine months ended October 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Revenue	$1,822	$830	$2,460	$2,216
Cost of sales	1,475	186	1,546	210
Gross profit	347	644	914	2,006
Selling, general, administrative	996	898	3,068	1,725
Stock based compensation	716	-	2,197	-
Depreciation and amortization	40	40	140	63
Total operating expenses	1,752	938	5,405	1,788
Income (loss) from operations	(1,405)	(294)	(4,491)	218
Other income (expense), net	(264)	3,524	(2,494)	6,319
Income (loss) before income taxes	(1,669)	3,230	(6,985)	6,537
Income tax benefit	405	-	1,599	-
Net income (loss)	$(1,264)	$3,230	$(5,386)	$6,537

Revenue

Revenue for the three months ended October 31, 2022 was $1.8 million as compared to $0.8 million for the three months ended October 31, 2021. Revenue for the three months ended October 31, 2022 primarily consisted of $1.6 million from product revenue, $0.2 million from consulting services, and $2,000 from staking of cryptocurrency. Mercury provided $1.7 million of the revenue. Revenue for the three months ended October 31, 2021 primarily consisted of $0.7 million from consulting services and $0.1 million from staking of cryptocurrency. Mercury provided $0.5 million of the revenue.

Revenue for the nine months ended October 31, 2022 was $2.5 million as compared to $2.2 million for the nine months ended October 31, 2021. Revenue for the nine months ended October 31, 2022 primarily consisted of $1.8 million from product revenue, $0.6 million from consulting services, and $54,000 from staking of cryptocurrency. Mercury provided $2.3 million of the revenue. Revenue for the nine months ended October 31, 2021 primarily consisted of $2.0 million from consulting services and $0.2 million from staking of cryptocurrency. EBI and Mercury provided $1.5 million and $0.5 million of the revenue, respectively.

Cost of Sales

Cost of sales for the three months ended October 31, 2022 was $1.5 million as compared to $0.2 million for the three months ended October 31, 2021. Cost of sales for the three months ended October 31, 2022 primarily consisted of product costs of $0.9 million and commissions of $0.6 million. Cost of sales for the three months ended October 31, 2021 primarily consisted of $0.2 million in product costs and commissions. Mercury provided all the cost of sales for both periods.

Cost of sales for the nine months ended October 31, 2022 was $1.5 million as compared to $0.2 million for the nine months ended October 31, 2021. Cost of sales for the three months ended October 31, 2022 primarily consisted of product costs of $0.9 million and commissions of $0.6 million. Cost of sales for the nine months ended October 31, 2021 primarily consisted of $0.2 million in product costs and commissions. Mercury provided all the cost of sales for both periods.

Gross Profit

Gross profit for the three months ended October 31, 2022 was $0.3 million as compared to $0.6 million for the three months ended October 31, 2021. Gross profit for the nine months ended October 31, 2022 was $0.9 million as compared to $2.0 million for the nine months ended October 31, 2021.

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

Operating expenses for the three months ended October 31, 2022 were $1.8 million compared to $0.9 million for the three months ended October 31, 2021. The primary reason for the increase was due to stock based compensation of $0.7 million and marketing expenses of $0.1 million. For the three months ended October 31, 2022, EBI and Mercury provided $1.2 million and $0.4 million of the operating expenses, respectively. For the three months ended October 31, 2021, EBI and Mercury provided $0.4 million and $0.3 million of the operating expenses, respectively.

Operating expenses for the nine months ended October 31, 2022 were $5.4 million compared to $1.8 million for the nine months ended October 31, 2021. The primary reason for the increase was due to stock based compensation of $2.2 million, marketing expenses of $0.5 million, professional fees of $0.4 million, and the acquisitions of 832, Mercury, and Vengar. For the nine months ended October 31, 2022, EBI, Mercury, and Vengar provided $3.7 million, $0.9 million, and $0.7 million of the operating expenses, respectively. For the nine months ended October 31, 2021, EBI and Mercury provided $1.1 million and $0.4 million of the operating expenses, respectively.

Income (Loss) from Operations

Loss from operations for the three months ended October 31, 2022 was $1.4 million compared to $0.3 million for the three months ended October 31, 2021. The primary reasons for the increase in loss from operations were due to the increase in operating expenses as discussed above.

Loss from operations for the nine months ended October 31, 2022 was $4.5 million compared to income from operations of $0.2 million for the nine months ended October 31, 2021. The primary reasons for the decrease in income from operations were due to the increase in cost of sales and operating expenses as discussed above.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss).

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(1,264)	$3,230	$(5,386)	$6,537
Add:
Income tax benefit	(405)	-	(1,599)	-
Stock based compensation	716	-	2,197	-
Depreciation and amortization	40	40	140	63
Net interest (income) expense	15	15	41	(25)
Adjusted EBITDA	$(898)	$3,285	$(4,607)	$6,575

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $1.5 million for the nine months ended October 31, 2022. We had net loss of $5.4 million, which included fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, and stock based compensation of $2.2 million.

Net cash used in operating activities was $2.0 million for the nine months ended October 31, 2021. We had net income of $6.5 million, which included fair value adjustments to cryptocurrency of $4.7 million, due to increases in the values of cryptocurrencies, and $3.4 million from realized gains on investment in cryptocurrencies.

Investing Activities

Net cash used in investing activities was $0.1 million for the nine months ended October 31, 2022, compared to net cash provided by investing activities of $3.3 million for the nine months ended October 31, 2021. During the nine months ended October 31, 2022, we had capital expenditures of $0.9 million, which were offset by proceeds from sale of cryptocurrencies of $0.8 million. During the nine months ended October 31, 2021, we sold $4.7 million of cryptocurrencies and purchased $1.3 million of cryptocurrencies.

Financing Activities

Net cash provided by financing activities was $1.5 million for the nine months ended October 31, 2022, compared to $0.3 million for the nine months ended October 31, 2021. During the nine months ended October 31, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million. During the nine months ended October 31, 2021, we had proceeds from issuance of common stock of $0.8 million and we paid off debt to a related party of $0.5 million.

Liquidity and Capital Resources

Our cash on hand as of October 31, 2022 was $0.9 million. Based on our revenues, cash on hand, current monthly burn rate, and recently launched products, EB Control and EB Build, the Company can sustain its operations going forward.

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

On August 11, 2022, our board of directors approved the sale of our 2022 Cadillac Escalade to Eric Jaffe, our former chief executive officer and current board member, for $91,983. Mr. Jaffe paid for the vehicle with 26,662 shares of his Company common stock.

On August 14, 2022, to fund operations our board of directors approved the sale of 10 million HEX tokens to Michael Hawkins for $450,000. During the nine months ended October 31, 2022, the market price of HEX dropped. The Company recorded a loss on the transaction of approximately $47,000.

On September 16, 2022, to fund operations our board of directors approved the sale of approximately 6.7 million HEX tokens and approximately 7 Bitcoins to Michael Hawkins for $304,747. During the nine months ended October 31, 2022, the market prices of HEX and Bitcoin dropped. The Company recorded a loss on the transaction of approximately $195,000. As of October 31, 2022, the Company owns approximately $5,000 of cryptocurrencies.

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.3 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

On December 12, 2022, we launched EB Build, our patent-pending blockchain platform, that serves as the backbone of the Company’s proprietary blockchain and trust ecosystem. EBI’s subsidiary, 832, developed EB Build.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of October 31, 2022.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and nine months ended October 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.3 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

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

Everything Blockchain, Inc.

Dated: December 20, 2022	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Interim Chief Executive Officer (Principal Executive Officer)

Dated: December 20, 2022	By:	/s/ William Regan
William Regan
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

