Form 10-K
period 2023-01-31
Everything Blockchain, Inc.
filed 2023-05-01
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

Commission file number 000-56142

Everything Blockchain, Inc.
(Exact name of registrant as specified in its Charter)

Florida	82-1091922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $6.9 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding	9,923,304

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2023).

NONE

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors.” In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors,” there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “internal,” and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Key factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

As used in this report, the terms “we,” “our,” “us” and “the “Company” mean Everything Blockchain, Inc., a Florida corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “Render” refer to Render Payment Corp., a Puerto Rico corporation and one of our wholly owned subsidiaries. References to “832” refer to 832 Energy Technology Consultants, LLC, a Texas limited liability company and one of our wholly owned subsidiaries. References to “Mercury” refer to Mercury, Inc., an Idaho company and one of our wholly owned subsidiaries. References to “Vengar” refer to Vengar Technologies LLC, a Wyoming limited liability company and one of our wholly owned subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, “2023” refers to the year ended January 31, 2023, and “2022” refers to the year ended January 31, 2022.

PART I

Item 1. Business

HISTORY AND BACKGROUND

On May 23, 2021, the Company changed its name from OBITX, Inc. to Everything Blockchain, Inc. The Company is headquartered in Jacksonville, Florida.

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. We are a technology company that is blending blockchain, zero-trust, and database management technology to create a platform to solve real world, practical business problems. Our business model is based on building recurring revenue through software subscriptions, licensing agreements, and transaction fees. Our patent-pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, BuildDB and EB Control.

On June 18, 2021, the Company formed Everything Blockchain Technology Corporation to maintain ownership of all intellectual property, technology patents and software code.

On June 21, 2021, we acquired all of the equity interests of 832. 832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies.

On June 30, 2021, we acquired all of the equity interests of Mercury (the “Mercury Acquisition”). We have utilized Mercury, which is located in Idaho, as our hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. We have commenced mining for Bitcoin. Since the acquisition, Mercury has handled the Company’s information technology and customer support functions and started its network operations center.

On July 31, 2021, we acquired all of the equity interests of Vengar. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions.

On November 16, 2022, the Company formed EBI International, Inc., which will own and manage, collectively, all international subsidiaries of the Company.

We are not profitable and have incurred losses since our inception through January 31, 2023, except for the year ended January 31, 2022. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent on being able to raise the necessary funding to continue operations, through the exercise of warrants, issuance of shares to the public, debt financings, joint arrangements, and other contractual arrangements, or being able to operate profitably in the future. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

Corporate Information

Our principal executive office is located at 12574 Flagler Center Blvd., Suite 101, Jacksonville, Florida 32258, and our telephone number is (904) 454-2111. Our fiscal year end is January 31 of each calendar year.

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10K.

OVERVIEW OF INDUSTRY

We currently compete in, or overlap with, three primary market segments: (i) Blockchain, (ii) Zero-Trust/Data Protection, and (iii) Data Storage/Management. These combine for a projected addressable market of more than $150 billion by 2025.

Blockchain Industry Review

A blockchain is a decentralized and distributed digital ledger that is used to record transactions across many computers so that the record cannot be altered retroactively without the alteration of all subsequent blocks and collusion of the network. The blockchain system has been designed to use nodes agreement to order transactions and prevent fraud so that records cannot be altered retroactively. The network orders transactions by putting them together into groups called blocks, each block contains a definite number of transactions and a link to the previous block. Blockchain is, quite simply, a digital, decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network.

The size of the blockchain space has been growing rapidly in recent years, and the market is projected to continue to grow in the coming years. According to a report by Markets and Markets, the blockchain market size was valued at $1.4 billion in 2020 and is projected to reach $39.7 billion by 2025, at a compound annual growth rate (“CAGR”)  of 67.3% during the forecast period 2020-2025.

This growth is being driven by increasing adoption of blockchain technology in various industries, such as financial services, supply chain management, healthcare, and government. The increasing use cases and growing awareness about the benefits of blockchain technology are also contributing to the growth of the market.

In the next five years, the blockchain market is expected to continue to grow at a significant rate, driven by factors such as increasing demand for transparency and security in transactions, growing adoption of blockchain-as-a-service offerings, and increasing investment in the development of blockchain technology.

Zero Trust Industry Review

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

Much effort has been focused on zero trust network access where zero trust concepts and technologies have been used to secure access to networks and network resources. More recently zero trust is being applied more atomically to data access, or ZTDA, with solutions such as the Company’s EB Control.

The Zero Trust security market is also a rapidly growing market, driven by the increasing adoption of remote work and the need for secure access to sensitive data and systems. According to a report by Markets and Markets, the Zero Trust security market was valued at $9.32 billion in 2020 and is projected to reach $49.81 billion by 2025, at a CAGR of 40.8% during the forecast period 2020-2025.

The Zero Trust security market is driven by several factors, such as the increasing adoption of cloud services, the growing number of cyber-attacks and data breaches, and the increasing complexity of IT environments. Other factors, such as the need for compliance with various regulations and the increasing use of mobile devices, are also contributing to the growth of the market. Additionally, the growing awareness of the need for Zero Trust security solutions and the increasing investment in the development of Zero Trust security solutions will also contribute to the growth of the market.

Data Storage/Management Industry Review

BuildDB is the newest addition to our innovative blockchain technology offerings. BuildDB is a fifth-generation database management technology that is set to revolutionize the way data is stored, processed, and managed.

BuildDB is designed to disrupt the current database market, with its advanced features and capabilities that far surpass traditional NoSQL databases like MongoDB and DynamoDB. Our innovative technology utilizes blockchain principles to provide unparalleled security, scalability, and decentralization.

As the world becomes increasingly data-driven, the demand for next-generation databases is rapidly growing. Market research shows that the global next-generation database market is projected to reach $43 billion by 2025, with a CAGR of 28%.

BuildDB is at the forefront of this market, offering a solution that addresses the challenges faced by traditional databases and providing businesses with the tools they need to stay competitive in today's digital landscape.

OVERVIEW OF COMPANY

EB Advise

EB Advise is the Company’s advisory practice, helping clients to “unthink” their current notions of blockchain. We explore how EBI’s blockchain and data storage, management, and protection platforms can address their business problems in a practical and cost-effective way and assist them in the design and implementation of a solution. Our objective is to focus on EB Advise projects that will result in recurring revenue or potential backend revenue that is a substantial multiple of the initial project value.

BuildDB

BuildDB is our patent pending blockchain and data base management system. We call this Resilient Block Storage and believe this is the next generation of data storage and management. It is the fusion of modern database technology, blockchain, and zero-trust data protection to bring unprecedented levels of scale and resilience to organizations with large datasets and needing greater data security and assurance. It is the foundation upon which we and our customers will build an application ecosystem and allows us to access and disrupt a $100 billion addressable market.

Unlike traditional blockchains that are public, permissionless and have transaction speeds in the minutes, BuildDB is a private business blockchain platform that is highly secure and transacts at sub-millisecond speeds. BuildDB is “queryable” and uses a proprietary consensus algorithm. These advances offer advantages over tradition approaches such as allowing data to be added and retrieved to the chain in real-time and opens us to a larger pool of potential business use cases such as the ability to store data from internet of things devices.

An example of this is BuildDB for environmental, social, and governance. This application receives data from sensors in real time that are monitoring greenhouse gas emissions from equipment involved with the production of oil and gas. Clients can then prove emissions are within prescribed limits and use the data for forecasting, as well. Development of additional solutions for various markets and customer use cases is underway and we continue to expand our BuildDB ecosystem.

EB Control

EB Control is a patented ZTDA solution for individuals and organizations seeking continuous control of their data across its lifespan. With data protected through an end-to-end zero-knowledge encryption architecture, only the creator of the data can grant permission for others to view their files and other data. EB Control allows our customers to:

•	Confidently know that their data will remain private when passed onto someone else.

•	Control who can access their data, and when and where they can access it.

•	Determine what others can do with the data, including view only, forward/not forward, copy, print and save.

•	Update or revoke access at any time.

Licensing of the EB Control engine to technology partners has already begun. On July 27, 2022, we launched EB Control to the general market. Integration with BuildDB is planned for later this year.

Patents

The Company, through Vengar and 832, has filed patent applications for seven patent families in the United States as well as 18 international patent filings. The patents relate to our ZTDA and protection software, and our blockchain technology. While the Company is in the process of filing multiple additional patents for the protection of its intellectual property, the following list provides reference to our current intellectual property patents:

Docket No.	Type and Jurisdiction	Status Date	Status

ENHANCED SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0100	US Non-Provisional	1/25/2023	Issued (US11570155)
1720-0100-AE	Foreign United Arab Emirates	1/17/2022	Pending Examination, renewals 7/23/2023
1720-0100-AU	Foreign Australia	1/19/2022	Examination due 7/22/2023, renewals 2024
1720-0100-BR	Foreign Brazil	6/14/2022	Published, Examination due 7/23/2023
1720-0100-CA	Foreign Canada	6/9/2022	Published, Examination due 7/23/2024
1720-0100-CN	Foreign People's Republic of China	12/5/2022	Allowed, issue fee will be paid by 2/13/2023
1720-0100-EP	Foreign European Patent Organisation	5/4/2022	Published, pending examination
1720-0100-IL	Foreign Israel	1/16/2022	Pending Examination
1720-0100-IN	Foreign India	4/15/2022	Published, Examination due 7/25/2023
1720-0100-JP	Foreign Japan	1/21/2022	Examination due 7/22/2023
1720-0100-KR	Foreign Korea	2/24/2022	Examination due 7/22/2023
1720-0100-MX	Foreign Mexico	1/19/2022	Pending Examination
1720-0100-SA	Foreign Saudi Arabia	1/24/2022	Pending Examination

MULTI-FACTOR GEOFENCING SYSTEM FOR SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0101	US Non-Provisional	1/20/2023	First Office Action received 1/20/2023
1720-0101-AE	Foreign United Arab Emirates	9/30/2022	Pending Examination
1720-0101-CN	Foreign China	11/30/2022	Pending Examination
1720-0101-EP	Foreign European Patent Organisation	10/5/2022	Pending Examination
1720-0101-SA	Foreign Saudi Arabia	9/29/2022	Pending Examination

ENHANCED SECURE CRYPTOGRAPHIC COMMUNICATION SYSTEM
1720-0100	US Non-Provisional	1/24/2023	Filed
1720-0100-PCT	International (Patent Cooperation Treaty)	1/24/2023	Filed

DISPLAY OR PORTION THEREOF WITH GRAPHICAL USER INTERFACE
1720-0201	US Design	1/9/2023	Pending Examination
1720-0202	US Design	1/9/2023	Pending Examination

QUERY CHAIN: DISTRIBUTED LEDGER FOR INSTANTANEOUS CONSENSUS OF A DIGITAL TWIN
1730-0100	US Non-provisional	1/9/2023	Pending first Office Action
1730-0100-PCT	Worldwide Application	10/26/2022	Completely favorable search report and written opinion

SECURE DRIVE FOR COMPUTER SYSTEMS
1730-0101-P	Provisional	6/28/2022	NP application needed 6/28/2023

DESCRIPTION OF SUBSIDIARIES

832, which is located in Texas, has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. The Company has commenced mining for Bitcoin. Since the acquisition, Mercury has handled the Company’s information technology and customer support functions and started its network operations center. Vengar, which is located in Florida, has developed a ZTDA and protection software that the Company plans to integrate into its blockchain solutions.

EMPLOYEES

As of January 31, 2023, the Company has 23 employees.

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

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors as well as other information contained herein, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become key factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Risks Regarding Unfavorable Market Conditions

We will need significant additional financing to commercialize our products and services, and we may not be able to obtain such financing on acceptable terms or at all.

To date, we have relied primarily on private placements of our common stock and warrants to purchase common stock to fund our operations. We will require additional financing in the near and long term to fully execute our business plan. Even if we raise the maximum amount of financing contemplated by this offering, we anticipate that we will need additional financing to complete tests of our systems, as well as to cover our operational costs while we obtain all relevant certifications, negotiate relevant agreements, and otherwise fully develop and commercialize them.

In addition, we are currently exploring various options with respect to developing and implementing services in cryptocurrencies and may actively consider from time to time other significant technological, strategic, and operational initiatives. In order to execute on any of these initiatives, we may require additional financing. Our success will depend on our ability to raise such additional financing on reasonable terms and on a timely basis.

The market conditions and the macroeconomic conditions that affect the markets in which we operate could have a material adverse effect on our ability to secure financing on acceptable terms, if at all. We may be unable to secure additional financing on favorable terms, or at all, or our operating cash flow may be insufficient to satisfy our financial obligations. The terms of additional financing may limit our financial and operating flexibility. Our ability to satisfy our financial obligations will depend upon our future operating performance, the availability of credit, economic conditions and financial, business, and other factors, many of which are beyond our control. Furthermore, if financing is not available when needed, or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to regulatory pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin or other cryptocurrencies we acquire or hold for our own account, and harm investors.

Rapid technological change may render our products or services obsolete or less desirable to customers.

With innovative technologies emerging at a breakneck pace, there is always a risk that a company's products or services may become obsolete or less desirable to customers. This is especially true in highly competitive markets where companies are constantly striving to develop the latest and greatest technologies.

We may experience delays or setbacks in developing new products or technologies.

The process of innovation can be unpredictable, with unexpected challenges and roadblocks arising at any stage of development. This can be due to a variety of factors, such as technological limitations, resource constraints, or changes in market demand. Delays or setbacks in the development of new products or technologies could result in missed opportunities and a competitive disadvantage compared to rival companies. Furthermore, such delays can impact our ability to meet customer demand and may lead to negative customer experiences.

We may face challenges in integrating modern technologies into our existing products or services.

In many cases, it may be necessary to incorporate modern technologies to keep up with the competition or to meet changing customer demands. However, integrating modern technologies can be complex and time-consuming, and may require significant changes to our existing infrastructure, systems, and processes. This can result in delays, increased costs, and potential disruption to our operations. Additionally, there is a risk that the integration may not be successful, which could impact the quality of our products or services, and ultimately, our reputation.

Economic downturns or other disruptions could reduce demand for our products or services.

Economic downturns can result in reduced consumer spending and lower demand for non-essential goods and services, including technology products. Similarly, other disruptions such as natural disasters, political instability, or supply chain disruptions could impact the demand for a company's products or services. In such situations, we may experience decreased revenue, lower profits, and potentially even financial losses.

We may be dependent on a few large customers or partners, which could create revenue concentration risk.

If a significant portion of our revenue comes from a few key customers or partners, any adverse developments or changes in those relationships could have a significant impact on our financial performance. For instance, if one of these key customers or partners decides to reduce or terminate its business relationship with us, we could lose a significant amount of revenue, leading to lower profits or even financial losses.

We may face challenges in managing foreign currency exchange rate risks or interest rate risks.

We operate in multiple countries, by which we may face challenges in managing foreign currency exchange rate risks or interest rate risks. Fluctuations in foreign currency exchange rates can impact our financial performance, especially if we have significant revenue or expenses denominated in foreign currencies. Similarly, changes in interest rates can impact our borrowing costs and financial performance.

Risk of Illiquidity

The market for our common stock may be subject to penny stock restrictions, which may result in lack of liquidity and make trading difficult or impossible.

17 CFR 240.3151-1 defines a “penny stock,” for purposes relevant to us, as an equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock could be subject to penny stock rules, and it is probable that our common stock could be considered to be a penny stock in the foreseeable future. This classification materially and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks, and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

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

Because of these regulations, broker-dealers may desire to not engage in the necessary paperwork and disclosures required to sell our common stock, and broker-dealers may encounter difficulties in their attempt to sell our common stock, which may affect the ability of holders to sell our common stock in the secondary market and have the effect of reducing trading activity in the secondary market of our common stock. These additional sales practices and disclosure requirements could impede the sale of our common stock. In addition, the liquidity of our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will continue to be subject to such penny stock rules for the foreseeable future and our stockholders will, quite probably, have difficulty selling our common stock.

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

See Risk of Restrictions on Selling Shares.

Risk of No Market Liquidity

There may in all likelihood be little demand for shares of our common stock and as a result, investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early-stage company such as ours or purchase or recommend the purchase of any of our securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price. We cannot give investors any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their holdings of our securities.

Risk of Restrictions on Selling Shares

The trading market for our common stock may be restricted, because of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

Transfers of our common stock may be restricted pursuant to the securities and state laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such laws, our common stock may not be traded in such jurisdictions. Because the shares of our common stock registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase such shares in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell and purchasers to purchase such shares. These restrictions prohibit the secondary trading of our common stock. our currently do not intend and may not be able to qualify securities for resale in those states which do not offer manual exemptions and require securities to be qualified before they can be resold by our stockholders. Accordingly, investors should consider the secondary market for our securities to be limited.

Sales of our common stock in reliance on Rule 144 may reduce prices in that market by a material amount.

A substantial number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director, or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system.” The OTCQB is not such a system, therefore market-based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least ninety (90) consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

Risk of Adverse Tax Consequences

A risk of adverse tax consequences is the risk that an investment will be subject to an unexpected or unfavorable tax rate. This can occur if a company is taxed at a higher rate than expected or if changes in laws, regulations, or taxation policies result in an increase in taxes due. Investing in high-risk securities also carries a greater risk of incurring negative tax consequences due to their unstable nature.

Risk of Limited Disclosure

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote considerable time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risk of Business Failure

Some of our officers and directors are working under consulting agreements and have/may have external business opportunities and employment that may be in conflict with us.

Currently, some of our officers and directors are working under consulting agreements and may dedicate time and resources to other functions and personal expenditures, some of which may conflict with our objectives as a company. Any and all conflicts of interest entered into by our officers are brought to the attention of the Company’s board of directors, with a resolution to the conflict addressed as such at the time of reveal.

The loss of one or more of our key personnel could harm our business.

We depend on the continued service and performance of our key personnel. Some of these individuals have acquired specialized knowledge and skills with respect to our operations. As a result, if any of these individuals were to stop providing services to us, we could face substantial difficulty in hiring qualified successors and could experience a loss of productivity while any such successor obtains the necessary training and expertise. Moreover, much of our key technology and systems are custom-made by our personnel. The loss of key personnel, including key members of our management team, as well as certain of our key technical personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. We intend to enter into long-term contracts with our key personnel but there is no guarantee we will be successful.

We may fail to recruit, train, and retain the highly skilled employees that are necessary to execute our growth strategy.

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

Our insurance may be inadequate to cover existing and future claims against us and our ability to pay for such claims may be limited, which may adversely affect our business.

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

There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales, and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

In social media, we compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for applications developers. We compete with companies that offer services across broad platforms that replicate capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, which provide social or other communications functionality, such as messaging, photo, and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain service segments, geographic regions, or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some of our users have reduced their use of and engagement with our service in favor of these other products and services.

The industry within which we compete is highly competitive, which may hinder our ability to generate revenue and may diminish our margins.

The technology and media focused advertising industry within which we will compete is highly competitive. New developments in technology may negatively affect the development or licensing of proprietary software or make our proprietary software uncompetitive or obsolete. Some of our competitors may be much larger companies with longer operating histories and substantially greater financial, technical, sales, marketing, and other resources than we do, as well as greater name recognition. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We may not be able to compete with other companies, some of whom have greater resources and experience.

We may not be able to compete successfully against present or future competitors. The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. We may experience great difficulties in expanding and improving our network of computers to remain competitive. Competition from existing and future competitors that have access to more competitively priced resources could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputation may result in our failure to maintain or expand our business, as we may never be able to successfully thrive in the already established market. If we are unable to expand and remain competitive, our business could be negatively affected, which would have an adverse effect on the trading price of our securities.

We may experience data breaches, which could result in theft of sensitive information or loss of customer trust.

A data breach can occur due to a variety of factors, including cyberattacks, human error, or technical failures. If a company's data is compromised, it can lead to theft of intellectual property, pecuniary loss, or reputational damage. Moreover, customers may lose trust in our ability to protect our data, which can result in reduced customer loyalty and decreased revenue.

We may face challenges in protecting our intellectual property, trade secrets, and other confidential information.

Protecting trade secrets and confidential information is critical to maintaining our competitive position and preventing competitors from gaining an unfair advantage.

We may be vulnerable to attacks by hackers, cybercriminals, or state-sponsored actors.

Cyber threats continue to evolve rapidly, and tech companies must remain vigilant to identify and mitigate these risks proactively. The potential harm from a cyberattack could include theft of intellectual property, sensitive customer information, or financial data, as well as disruption of business operations.

We may face legal challenges related to patents, trademarks, or copyrights, which could result in costly litigation or loss of intellectual property rights.

We may face legal challenges from competitors, patent trolls, or other third parties alleging infringement or violation of our intellectual property rights. In addition, we may need to defend against claims that our products or services violate the intellectual property rights of others.

We may be subject to claims of infringement or misappropriation of intellectual property by competitors, which could also result in legal disputes.

We may be subject to claims of infringement or misappropriation of intellectual property by competitors, which could result in costly legal disputes, financial losses, and reputational damage. Competitors may allege that our products or services infringe on their intellectual property rights or that we have misappropriated their confidential information or trade secrets. Such claims may arise even if we have taken reasonable steps to avoid infringement or misappropriation.

We may face challenges in licensing our intellectual property or protecting it from unauthorized use.

We may face challenges in licensing our intellectual property or protecting it from unauthorized use, which can result in lost revenue, competitive disadvantages, and reputational damage. Licensing intellectual property to third parties can be complex, and we may need to negotiate and manage complex agreements to ensure that our intellectual property is used appropriately and that our interests are protected. Additionally, we may face challenges in enforcing our intellectual property rights against infringing third parties, including competitors and others who may attempt to use our intellectual property without permission.

We may be subject to fines, penalties, or other regulatory action for non-compliance with data protection, privacy, or antitrust regulations.

We are subject to a range of data protection, privacy, and antitrust regulations, and failure to comply with these regulations can result in fines, penalties, or other regulatory action, including legal disputes, reputational damage, and potential loss of business.

Changes in regulatory requirements may increase compliance costs or require changes to our business practices.

We are subject to evolving regulatory requirements that can increase compliance costs or require changes to our business practices. These changes can result in significant financial costs, including legal fees, administrative costs, and potential fines for non-compliance. Regulatory requirements can impact various aspects of a company's operations, including data protection, privacy, antitrust, and consumer protection, among others.

We may face challenges in navigating regulatory requirements in different jurisdictions where we operate.

We operate in multiple jurisdictions and are subject to regulatory requirements that can vary significantly from one jurisdiction to another. These differences can create challenges for companies seeking to navigate the regulatory landscape, particularly in areas such as data protection, privacy, and consumer protection. Failure to comply with regulatory requirements can result in fines, legal disputes, and other penalties.

We may experience disruptions in our supply chain or production processes, which could impact our ability to deliver products or services to customers.

We rely on complex supply chains and production processes to deliver our products or services to customers. Disruptions to these processes can result in delays, cost overruns, and quality issues that can impact our ability to meet customer demand and maintain our competitive position.

We may face challenges in managing distribution networks or logistics.

Distribution networks and logistics are essential components of our supply chain management strategy, enabling us to deliver products and services to customers in a timely and cost-effective manner. However, managing these networks can be complex, particularly for companies operating in multiple geographies.

We may be subject to negative publicity related to data breaches, product defects, or other issues, which could damage our reputation or brand.

Negative publicity related to data breaches, product defects, or other issues can have a significant impact on a company's brand value and reputation, leading to reduced customer trust, loss of business, and even legal liabilities.

We may face challenges in managing our public image or social media presence.

Social media platforms have become a primary source of information for customers and stakeholders, and any negative comments, reviews, or posts can quickly spread and damage a company's reputation.

Risk of Counterparty Default

A counterparty, such as a borrower or counterparty in a financial transaction, may be unable to meet its contractual obligations due to financial difficulty or other circumstances.

This kind of risk can lead to losses for the other parties involved, which could include us. In essence, both counterparties and non-counterparties are exposed to this risk.

Risk of Use of Funds

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

We are actively considering strategic opportunities with the support of our external advisors and consultants of diverse types; however, we cannot offer any assurance that acquisitions of businesses, assets, and/or entering into strategic alliances or joint ventures will be successful. We may not be able to find suitable partners or acquisition candidates and may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into the existing business and could assume unknown or contingent liabilities.

Any future acquisitions also could result in the issuance of stock, incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition, and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that otherwise would be focused on developing and expanding our existing business. We may experience losses related to potential investments in other companies, which could harm our financial condition and results of operations. Further, we may not realize the anticipated benefits of any acquisition, strategic alliance, or joint venture if such investments do not materialize.

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

We may be subject to credit risk associated with our customers or suppliers.

Our customers and/or suppliers may not be able to fulfill their financial obligations, such as paying invoices or delivering goods and services, which could have a negative impact on our financial position and operations.

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

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Note 12 – Legal Proceedings to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 12 relating to such legal matters is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock was quoted on the OTC Markets under the stock symbol “OBTX” for the period of March 24, 2020, through November 7, 2022, and under the stock symbol “EBZT” starting on November 8, 2022. The following table sets forth for the periods indicated the range of high and low closing prices for the Company’s common stock, as reported by the OTC Markets.

Year Ended January 31, 2023	High	Low
First Quarter, ended April 30, 2022	$6.85	$3.15
Second Quarter, ended July 31, 2022	$4.53	$1.65
Third Quarter, ended October 31, 2022	$4.60	$1.63
Fourth Quarter, ended January 31, 2023	$3.95	$1.40

Year Ended January 31, 2022	High	Low
First Quarter, ended April 30, 2021	$3.50	$2.40
Second Quarter, ended July 31, 2021	$16.23	$1.96
Third Quarter, ended October 31, 2021	$15.00	$6.90
Fourth Quarter, ended January 31, 2022	$10.88	$6.20

The closing price of our common stock as reported on the OTC Markets was $2.27 on April 21, 2023.

(b) Holders

As of January 31, 2023, there were approximately 100 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

(e) Recent Sales of Unregistered Securities

The following shares of Series C Preferred Stock were sold to accredited investors during the past 12 months:

Name	Shares	Total Price	Date
Abdul Mohsen Al-Faraj	250,000	$1,000,000	April 19, 2022
Alamo City Engineering Services Inc.	1,000,000	$1,500,000	January 5, 2023

(f) Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide the information required by this Item of Form 10-K.

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

Overview

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. We are a technology company that is blending blockchain, zero-trust, and database management technology to create a platform to solve real world, practical business problems. Our business model is based on building recurring revenue through software subscriptions, licensing agreements, and transaction fees. Our patent-pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, BuildDB and EB Control.

On June 21, 2021, we acquired all of the equity interests of 832. On June 30, 2021, we acquired all of the equity interests of Mercury. On July 31, 2021, we acquired all of the equity interests of Vengar.

Factors Affecting Comparability of Financial Information

Our historical results of operations for the year ended January 31, 2023, may not be comparable with our results of operations for the year ended January 31, 2022, for the reasons discussed below.

832’s operations are included in our historical operating results as of June 21, 2021. Mercury’s operations are included in our historical operating results as of July 1, 2021. Vengar’s operations are included in our historical operating results as of August 1, 2021.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation, and contingencies.

We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that may be uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition, and results of operations for future periods could be materially affected.

Revenue Recognition

Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, technical support, and merchandise sales. Most of our customer arrangements involve multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

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

Subscription revenue.

We generate revenue from subscriptions through staking of our current crypto assets. Our primary token being staked is a hybrid Proof of Work (“POW”) and Proof of Stake (“POS”) system. Stakers in this particular token are paid inflation based both on the duration of the stake (contract length), as well as based on the volume / quantity of tokens staked. Rewards / interest / inflation are paid in the native token. We also participate in networks with POW consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.

Product revenue. We generate product revenue through customized product development and merchandise sales.

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

Goodwill and Intangibles

The Company tests goodwill and intangibles for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Our operating results for the years ended January 31, 2023 and 2022 are summarized as follows:

	For the Years Ended January 31,
	2023	2022
	(in thousands)
Revenue	$2,612	$2,481
Cost of sales	1,540	231
Gross profit	1,072	2,250
Selling, general and administrative	3,935	2,208
Stock based compensation	2,912	1,975
Depreciation and amortization	178	96
Goodwill impairment	1,319	-
Software impairment	135	-
Total operating expenses	8,479	4,279
Loss from operations	(7,407)	(2,029)
Other income (expense), net	(2,511)	5,181
Income (loss) before income taxes	(9,918)	3,152
Income tax (benefit) expense	(474)	835
Net income (loss)	$(9,444)	$2,317

Revenue

Revenue for the year ended January 31, 2023 was $2.6 million as compared to $2.5 million for the year ended January 31, 2022. Revenue for the year ended January 31, 2023 primarily consisted of $1.8 million from product revenue, $0.7 million from consulting services, and $0.1 million from staking of cryptocurrency. Revenue for the year ended January 31, 2022 primarily consisted of $1.7 million from consulting services, $0.4 million from product revenue, and $0.3 million from staking of cryptocurrency.

Cost of Sales

Cost of sales for the year ended January 31, 2023 was $1.5 million as compared to $0.2 million for the year ended January 31, 2022. The primary reason for the increase in cost of sales was due to the increase in product revenue. Cost of sales primarily consisted of product costs and commissions from Mercury.

Gross Profit

Gross profit for the year ended January 31, 2023 was $1.1 million as compared to $2.3 million for the year ended January 31, 2022. The primary reason for the decrease was due to the increase in cost of sales as discussed above.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses, stock-based compensation expense, amortization and depreciation expense, and goodwill and software impairment. Selling, general and administrative expenses primarily consist of personnel costs, consultant fees, professional fees, computer and internet expenses, marketing expenses, utilities expenses, meals and entertainment, office supplies, and reporting fees.

Operating expenses for the year ended January 31, 2023 were $8.5 million compared to $4.3 million for the year ended January 31, 2022.

Operating expenses for the year ended January 31, 2023 of $8.5 million consist primarily of stock-based compensation of $2.9 million, payroll costs of $1.5 million, goodwill impairment of $1.3 million, professional fees and marketing expenses of $0.7 million each, consultant fees and depreciation and amortization expense of $0.2 million each, and software impairment of $0.1 million. The goodwill impairment relates to the write off of the Mercury goodwill. The software impairment relates to the write off of Render software.

Operating expenses for the year ended January 31, 2022 of $4.3 million consist primarily of stock-based compensation of $2.0 million, payroll costs of $1.1 million, professional and consultant fees of $0.3 million each, marketing expenses of $0.1 million, and a bad debt expense of $0.1 million.

Operating Loss

Operating loss increased by $5.4 million to an operating loss of $7.4 million for the year ended January 31, 2023 as compared to an operating loss of $2.0 million for the year ended January 31, 2022. The primary reasons for the increase in operating loss were due to the increase in revenue and operating expenses as discussed above.

Other Income

Other income consists primarily of sales of cryptocurrency and the associated costs, fair market value adjustments to cryptocurrency, and interest income and expense.

Other expense, net for the year ended January 31, 2023 was $2.5 million compared to other income, net for the year ended January 31, 2022 of $5.2 million. Other expense, net for the year ended January 31, 2023 of $2.5 million consists primarily of fair market value expense adjustments to cryptocurrency of $2.2 million and net loss from sales of cryptocurrency of $0.2 million. Other income, net for the year ended January 31, 2022 of $5.2 million consists primarily of fair market value adjustments to cryptocurrency of $3.8 million and net profit from sales of cryptocurrency of $1.2 million.

Adjusted EBITDA

The Company reports all financial information required in accordance with GAAP. The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information.

Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net income (loss) plus net interest income, income tax (benefit) expense, depreciation and amortization, stock-based compensation, and goodwill and software impairment.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation since each company may define these terms differently.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net income (loss).

	For the Years Ended January 31,
	2023	2022
	(in thousands)
Net income (loss)	$(9,444)	$2,317
Add:
Income tax (benefit) expense	(474)	835
Stock based compensation	2,912	1,975
Depreciation and amortization expense	178	96
Goodwill impairment	1,319	-
Software impairment	135	-
Net interest (income) expense	58	(12)
Adjusted EBITDA	$(5,316)	$5,211

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $2.8 million for the year ended January 31, 2023. We had net loss of $9.4 million, which included fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, stock-based compensation of $2.9 million and realized net loss on investment in cryptocurrency of $0.2 million.

Net cash used in operating activities was $0.4 million for the year ended January 31, 2022. We had net income of $2.3 million, which included fair value adjustments to cryptocurrency of $3.8 million, stock-based compensation of $2.0 million and realized net gain on investment in cryptocurrency of $1.2 million.

Investing Activities

Net cash used in investing activities was $0.5 million for the year ended January 31, 2023, compared to net cash provided by investing activities of $1.2 million for the year ended January 31, 2022. During the year ended January 31, 2023, we had capital expenditures of $1.2 million, which were offset by proceeds from sale of cryptocurrencies of $0.8 million. During the year ended January 31, 2022, we sold $5.8 million of cryptocurrency and purchased $3.1 million of cryptocurrency. We also had capital expenditures of $1.5 million.

Financing Activities

Net cash provided by financing activities was $3.0 million for the year ended January 31, 2023, compared to $0.3 million for the year ended January 31, 2022. During the year ended January 31, 2023, we sold 1.3 million shares of Series C Preferred Stock for $2.5 million, and warrants were exercised for a total of 0.6 million shares of common stock resulting in the Company receiving $0.6 million. During the year ended January 31, 2022, we had proceeds from issuance of common stock of $0.8 million and we paid off debt to a related party of $0.5 million.

Liquidity and Capital Resources

Cash on hand as of January 31, 2023 was $0.8 million. During the year ended January 31, 2023, we funded operations primarily through cash on hand and cash from sales of cryptocurrencies, Series C Preferred Stock and exercises of warrants.

On March 17, 2022, our board approved the conversion of two million shares of blank check preferred stock into two million shares of Series C Preferred Stock, par value $0.0001. On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million. On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

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

On August 14, 2022, to fund operations our board of directors approved the sale of 10 million HEX tokens to Michael Hawkins for $450,000. During the year ended January 31, 2023, the market price of HEX dropped. The Company recorded a loss on the transaction of approximately $47,000.

On September 16, 2022, to fund operations our board of directors approved the sale of approximately 6.7 million HEX tokens and approximately 7 Bitcoins to Michael Hawkins for $304,747. During the year ended January 31, 2023, the market prices of HEX and Bitcoin dropped. The Company recorded a loss on the transaction of approximately $195,000. As of January 31, 2023, the Company owns approximately $4,000 of cryptocurrencies.

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.2 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

On December 12, 2022, we launched BuildDB, our patent-pending blockchain platform, which serves as the backbone of the Company’s proprietary blockchain and trust ecosystem. EBI’s subsidiary, 832, developed BuildDB.

On January 5, 2023, the Company sold one million shares of Series C Preferred Stock for $1.5 million to OEM partner, Alamo City Engineering Services.

We were recently notified by the bank that the Mercury Acquisition triggered defaults under both Mercury's line of credit and term loan, due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. We are working on refinancing both loans.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of January 31, 2023.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a succinct history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Everything Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Everything Blockchain Inc. and its subsidiaries (“the Company”) as of January 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended January 31, 2023 and 2022, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of January 31, 2023, the Company suffered losses from operations in all years since inception, except for the year ended January 31, 2022. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern- Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have identified the Going Concern as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s assessment of Going Concern. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter Was Addressed in the Audit

(i) We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

Fair Value Measurements Included in subsidiaries acquisitions— Refer to Notes 4, 5 and 6 to the financial statements

Critical Audit Matter Description

During June and July 2021, the Company acquired three subsidiaries. As a result, the Company performed a valuation of the intangible assets involved including goodwill, IP/Technology, and non-compete agreements. The Company’s valuation included a selection of multiples and an assessment of future profit for the Company.

We have identified the fair value measurements as a critical audit matter because of the significant estimates and assumptions made by management. This valuation requires management to make significant estimates and assumptions related to valuation multiples and forecasts of future profit.

We identified the valuation of the intangible assets as a critical audit matter because of the significant judgments made by management to estimate the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the valuation multiples and forecasts of future profit.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the fair value measurements of the intangible assets included the following, among others: (i) Performed sensitivity analyses of the valuation multiples and revenue growth assumptions used in the model. (ii) Perform substantive testing procedures over the forecasted profit used within the valuation model. (iii) With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation multiples by: (a) Testing the source information underlying the determination of the multiples and the mathematical accuracy of the calculation. (b) Developing an independent range of valuation multiples and comparing those to the multiples selected by management.

Assessment of uncertain tax positions — Refer to Note 17 to the financial statements

Critical Audit Matter Description

As discussed in Note 17, to the consolidated financial statements, the Company has recognized uncertain tax positions including associated interest and penalties. The Company’s tax positions are subject to audit by local taxing authorities and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

We identified the assessment of uncertain tax positions as a critical audit matter. The assessment of tax exposures and the ultimate resolution of uncertain tax positions requires a higher degree of auditor judgment in evaluating the Company’s interpretation of, and compliance with, tax law across multiple jurisdictions.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to assess uncertain tax positions, including controls related to the interpretation of tax law and identification of uncertain tax positions, the evaluation of which of the Company’s tax positions may not be sustained upon audit and the estimation of exposures associated with uncertain tax positions. We communicate with the tax professionals, that the Company hired, with specialized skills and knowledge who assisted in assessing filed tax positions, and evaluating the Company’s interpretation of tax law and its assessment of certain tax uncertainties and expected outcomes, including, if applicable, the measurement thereof, by reading advice obtained from the Company’s external specialists and correspondence with taxation authorities.

/s/Elkana Amitai CPA

We have served as the Company’s auditor since 2022.

Mitzpe Netofa, Israel

May 1, 2023

Everything Blockchain, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	As of January 31,
	2023	2022
ASSETS
Current Assets
Cash	$824	$1,062
Accounts receivable, net	89	11
Inventory	64	60
Current cryptocurrencies, net	4	3,152
Prepaid expenses	2,663	2,918
Other assets	127	36
Total current assets	$3,771	$7,239
Property, plant and equipment, net	660	1,001
Goodwill	16,504	17,823
Intangible assets, net	4,270	3,119
Other assets	463	463
Total assets	$25,668	$29,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,151	$744
Accounts payable related party	13	24
Current portion of long-term debt	474	282
Reserve for legal settlements	154	154
Deferred revenue	279	108
Total current liabilities	$2,071	$1,312
Long-term liabilities
Debt	47	271
Deferred income taxes	-	617
Total long-term liabilities	$47	$888
Total Liabilities	$2,118	$2,200
Stockholders’ Equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 200,000 shares issued and outstanding as of January 31, 2023 and 2022	-	-
Series B Preferred stock, $0.0001 par value; 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of January 31, 2023 and 2022	-	-
Series C Preferred stock, $0.0001 par value: 2,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding as of January 31, 2023 and 2022, respectively	-	-
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 9,949,966 shares issued and 9,923,304 shares outstanding as of January 31, 2023, and 8,604,038 shares issued and outstanding as of January 31, 2022	1	1
Treasury stock	(1,691)	(1,599)
Additional paid-in capital	85,975	80,134
Receivable from stockholder	(200)	-
Accumulated deficit	(60,535)	(51,091)
Total stockholders’ equity	$23,550	$27,445
Total liabilities and stockholders’ equity	$25,668	$29,645

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Years Ended
	January 31,
	2023	2022

Revenue	$2,612	$2,481
Cost of sales	1,540	231
Gross profit	$1,072	$2,250
Selling, general, and administrative	3,935	2,208
Stock based compensation	2,912	1,975
Depreciation and amortization	178	96
Goodwill impairment	1,319	-
Software impairment	135	-
Total operating expenses	$8,479	$4,279
Loss from operations	(7,407)	(2,029)
Other income (expense), net	(2,511)	5,181
Income (loss) before income taxes	$(9,918)	$3,152
Income tax (benefit) expense	(474)	835
Net income (loss)	$(9,444)	$2,317

Basic and diluted income (loss) per share:
Basic income (loss) per share	$(1.00)	$0.31
Diluted income (loss) per share	$(1.00)	$0.24
Weighted average shares outstanding - basic	9,425,769	7,460,213
Weighted average shares outstanding - diluted	9,425,769	9,792,915

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity

Balance – January 31, 2021	800	$-	5,974	$1	$-	$54,946	$-	$(53,408)	$1,539
Stock issued	-	-	308	-	-	669	-	-	669
Stock issued for services	-	-	390	-	-	1,109	-	-	1,109
Stock issued for acquisitions	-	-	1,750	-	-	19,623	-	-	19,623
Stock based compensation	-	-	-	-	-	1,647	-	-	1,647
Warrant exercise	-	-	182	-	-	140	-	-	140
Issuance of Series A Preferred for services	50	-	-	-	-	2,000	-	-	2,000
Conversion of note receivable	(250)	-	-	-	(1,599)	-	-	-	(1,599)
Net income	-	-	-	-	-	-	-	2,317	2,317
Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	1,250	-	-	-	-	2,500	-	-	2,500
Conversion of Series C Preferred into common stock	(250)	-	561	-	-	-	-	-	-
Warrant exercise	-	-	785	-	-	785	(200)	-	585
Sale of asset	-	-	(27)	-	(92)	-	-		(92)
Stock based compensation	-	-	-	-	-	2,556	-	-	2,556
Net loss	-	-	-	-	-	-	-	(9,444)	(9,444)
Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(9,444)	$2,317
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	2,912	1,975
Goodwill impairment	1,319	-
Software impairment	135	-
Deferred income tax expense	(618)	617
Reversal of bad debt	-	(233)
Net loss on exchanges	4	-
Realized net (gain) loss on investment in cryptocurrency	186	(1,180)
Loss on cryptocurrency impairment	-	16
Fair value adjustment to cryptocurrency	2,206	(3,777)
Depreciation and amortization	178	96
Changes in operating assets and liabilities:
Accounts receivable, net	(78)	22
Interest receivable	-	(32)
Inventory	(4)	(60)
Prepaid expenses	(101)	(136)
Other assets	(91)	(499)
Accounts payable to related parties	(10)	11
Accounts payable and accrued expenses	442	561
Deferred revenue	171	(135)
Net cash used in operating activities	$(2,793)	$(437)
Cash flows from investing activities:
Acquisition of cryptocurrency, net	-	(3,084)
Proceeds from sale of cryptocurrency	755	5,756
Capital expenditures	(1,221)	(1,486)
Sale of assets	3	85
Acquisitions, net of cash received	-	(23)
Net cash provided by (used in) investing activities	$(463)	$1,248
Cash flows from financing activities:
Payment to related party	-	(500)
Payment of debt	(32)	(18)
Proceeds from issuance of Series C Preferred Stock	2,500	-
Proceeds from exercise of warrants	550	-
Proceeds from issuance of stock, net	-	769
Net cash provided by financing activities	$3,018	$251
Net Change in Cash	(238)	1,062
Cash at Beginning of Year	1,062	-
Cash at End of Year	$824	$1,062

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$58	$35
Cash paid for income taxes	$3	$-

Non-cash Investing and Financing Activities:
Conversion of accounts payable to related party to common stock	$35	$40
Sale of asset for common stock	$92	$-
Exercise of warrant for receivable	$200	$-
Loan of cryptocurrency	$-	$500
Currency received for payment under contract	$-	$240
Fair value of assets in acquisitions	$-	$20,414
Fair value of liabilities assumed in acquisitions	$-	$791
Accounts receivable settlement for Render Payment	$-	$233
Conversion of note receivable in exchange for common stock and preferred stock	$-	$1,599
Issuance of stock for services	$-	$1,110
Issuance of Series A Preferred for services	$-	$2,000

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

The Company began trading under the stock symbol “OBTX” on March 24, 2020. On May 23, 2021, the Company changed its name from OBITX, Inc. to Everything Blockchain, Inc. On November 8, 2022, the Company began trading under the stock symbol “EBZT”.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions. We are a technology company that is blending blockchain, zero-trust, and database management technology to create a platform to solve real world, practical business problems. Our business model is based on building recurring revenue through software subscriptions, licensing agreements, and transaction fees.

Subsidiaries of the Company

On April 26, 2021, in a settlement agreement with Render Payment, LLC, now named Render Payment Corp. (“Render”), owners, the Company became the sole owner of Render, in exchange for an outstanding accounts receivable the Company impaired in 2019. The settlement was considered a related party transaction and conducted as an arm’s length transaction approved by board members not associated with Render. As part of the transaction the Company recognized other income of $233,000 as fair market value (“FMV”) of the assets obtained under the settlement. The Company received two vehicles with FMV of $49,000 each and the Render Payment Processing Software with FMV of $135,000.

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

On June 30, 2021, the Company acquired all of the equity interests of Mercury, Inc. (“Mercury”), pursuant to a Purchase Agreement dated April 24, 2021. Upon the closing of the transaction (the “Mercury Acquisition”), Mercury became a wholly owned subsidiary of the Company. The Company has utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. The Company has commenced mining for Bitcoin. Since the Mercury Acquisition, Mercury has handled the Company’s information technology and customer support functions and started its network operations center. For information on the Mercury Acquisition refer to “Note 5. Mercury Acquisition.”

On July 31, 2021, the Company acquired all of the equity interests of Vengar Technologies LLC (“Vengar”), pursuant to a Purchase Agreement. Upon the closing of the transaction (the “Vengar Acquisition”), Vengar became a wholly owned subsidiary of the Company. Vengar, which is located in Florida, has developed a zero-trust data access and protection software that the Company plans to integrate into its blockchain solutions. For information on the Vengar Acquisition refer to “Note 6. Vengar Acquisition.”

On November 16, 2022, the Company formed EBI International, Inc., which will own and manage, collectively, all international subsidiaries of the Company.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments relate to revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation of long-lived assets and finite-lived intangible assets; recoverability of goodwill; acquisition method of accounting; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition Policies

Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, technical support, and merchandise sales. Most of our customer arrangements involve multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

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

Product revenue. We generate product revenue through customized product development and merchandise sales.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the years ended January 31, 2023 and 2022, the Company capitalized software development costs of $1,174,000 and $303,000, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

Concentrations of credit risk with respect to trade receivables and commodities are limited due to the Company’s diverse group of customers. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables or the selling of its commodities warrant based upon factors such as the credit risk of specific customers, historical trends, other information, and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

Revenues from one customer represent $1.0 million of the Company’s revenue for the year ended January 31, 2022.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0.4 million and $0.1 million in excess of federally insured limits on January 31, 2023, and January 31, 2022, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $4,000 in excess of amounts protected by insurance.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of January 31, 2023 and 2022.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	15 years
Machinery and equipment	7 years
Furniture, fixtures, and office equipment	7 years
Computer equipment and computer software	1 - 3 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s goodwill was the result of the 832 Acquisition, the Mercury Acquisition, and the Vengar Acquisition. The Company tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible Assets

The Company tests intangible assets for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible assets consist of the following:

	As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,251	$-	$4,251
Non-compete agreements	82	63	19
Total Intangibles	$4,333	$63	$4,270

	As of January 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$3,060	$-	$3,060
Non-compete agreements	82	23	59
Total Intangibles	$3,142	$23	$3,119

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

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0.7 million and $0.1 million for the years ended January 31, 2023 and 2022, respectively.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2023 and 2022.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intra-period tax allocations, and calculating income taxes in interim periods. It also reduces complexity in certain areas, including allocating taxes to members of a consolidated group. The Company adopted the new guidance during the year ended January 31, 2022. The adoption did not have a material impact on our financial statements.

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended January 31, 2023 and 2022, have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. Though the year ended January 31, 2022 resulted in positive cash flow and net income, there are no assurances the Company will generate a profit or obtain positive cash flow in the future. The Company has sustained its solvency for the years ended January 31, 2023 and 2022 through the support of its shareholder and chairman, Michael Hawkins, or companies controlled by Michael Hawkins, which raise substantial doubt about its ability to continue as a going concern.

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

Note 6. Vengar Acquisition

On July 31, 2021, the Company acquired all the equity interests of Vengar. This acquisition is consistent with the Company’s strategy of expanding its blockchain business. The purchase price consisted of one million shares of common stock valued at $16.2 million at time of purchase and $0.1 million of cash.

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

Note 7. Cryptocurrency Assets

The Company transacts business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency assets that have a market value and substantial liquidity as current intangible assets, which we value at fair market value in accordance with Statement No. 157. Cryptocurrencies that do not trade on a market or have limited liquidity are classified as non-current intangible assets and are recorded on a cost basis. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of January 31,
	2023	2022
Coin Symbol	FMV
BTC	$4	$272
ETH	-	1
HEX	-	2,879
	$4	$3,152

During the year ended January 31, 2023, the Company recorded in other income (expense), net fair value expense adjustments of $2.2 million and an expense of $0.2 million on the sales of cryptocurrencies. During the year ended January 31, 2022, the Company recorded in other income fair market value adjustments of $3.8 million and sales of cryptocurrencies, net of associated costs, of $1.2 million.

Note 8. Property, Plant and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	As of January 31,
	2023	2022
Land	$36	$36
Buildings and building improvements	339	329
Machinery and equipment	211	208
Furniture, fixtures, and office equipment	75	69
Computer equipment and computer software	114	238
Vehicles	60	181
	835	1,061
Less: Accumulated depreciation	(175)	(60)
Total property, plant and equipment, net	$660	$1,001

Note 9. Goodwill

Goodwill consisted of the following (in thousands):

	As of January 31,
	2023	2022
832 Acquisition	$1,651	$1,651
Mercury Acquisition	-	1,319
Vengar Acquisition	14,853	14,853
Total goodwill	$16,504	$17,823

Management considered the net losses since the Mercury acquisition as well as cash flow projections as indicators that a potential impairment of the goodwill related to Mercury may have occurred. Based on further analysis, management decided there was an impairment of goodwill. For the year ended January 31, 2023, the Company recorded an impairment charge of $1.3 million.

Note 10. Debt

On March 17, 2021, the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s Chairman of the board of directors. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate was 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

As of January 31, 2023 and 2022, Mercury’s outstanding debt of $0.5 million and $0.6 million had a weighted average interest rate of 6.3% and 6.2%, respectively. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2023 through 2026.

We were recently notified by the bank that the Mercury Acquisition triggered defaults under both Mercury's line of credit and term loan due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. We are working on refinancing both loans.

Note 11. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2023 and 2022.

Note 12. Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 13. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)
	As of January 31,
	2023	2022
Prepaid expenses	$2,000	$2,000
Accounts payable and accrued expenses	28	24
Loans payable	13	24

Related party income statement items (in thousands)
	For the Years Ended January 31,
	2023	2022
Consulting expenses	$242	$142
Payroll expenses	611	253
Stock based compensation	2,299	1,375

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

Loans

On March 17, 2021, the Company borrowed $500,000 from Epic. The Company paid off the loan during the quarter ended July 31, 2021.

During the years ended January 31, 2023 and 2022, Michael Hawkins or Overwatch Partners, Inc. (“Overwatch”) paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Michael Hawkins or Overwatch as of January 31, 2023 and 2022 was $13,000 and $24,000, respectively.

Warrants/Equity

On April 17, 2020, the Company issued 50,000 shares of Series A Preferred Stock to Epic and 100,000 shares of Series A Preferred Stock to Overwatch for par value ($0.0001) for a total receipt of $15 paid by Epic. The agreement was originally between the Company and Epic. The 100,000 shares of Series A Preferred were issued to Overwatch at the discretion of Michael Hawkins, the sole owner of Epic. On April 17, 2020, Mike Hawkins was the Company’s CEO, and he was 50% owner of Overwatch. At the time, the issuance represented 33% of the Company’s stock on a fully diluted basis and 68% of voting control of the Company. The Company valued the stock under ASC 820 utilizing the Option Pricing Method to value conversion rights, and the Market Approach to value the voting control. The issuance of stock’s recorded value was $40,137,788.

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

Purchase of Software

On January 3, 2022, the Company purchased software called ATrade Desktop Workstation Trading System from ATrade Investment Technologies, LLC (“ATrade”) for $1.0 million. The managing member of ATrade is Cedric Harris, who was the managing member of 832 and became Chief Research Officer of the Company.

Sale of Vehicle

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

Note 14. Stockholders’ Equity

Common Stock

As of January 31, 2023 and 2022, the Company had 200 million common shares authorized, with 9,949,966 and 8,604,038 common shares at a par value of $0.0001 issued, respectively. As of January 31, 2023 and January 31, 2022, the Company had 9,923,304 and 8,604,038 common shares outstanding, respectively.

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

On May 23, 2021, the Company entered into an Investor Relations agreement with RedChip Companies. The term of the agreement was for one year. The Company paid $12,500 per month plus issued 75,000 shares of common stock.

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

On July 31, 2021, the Company issued one million shares of common stock as part of the Vengar Acquisition.

During the quarter ended July 31, 2021, the Company sold a total of 261,667 shares of common stock to various individuals for a total of $392,502 or an average price per share of $1.50.

On August 9, 2021, Eric Jaffe exercised his warrants of 50,000 shares at the exercise price of $2.12 per share on a cashless basis, resulting in the issuance of 42,246 shares of common stock.

On September 13, 2021, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 40,000 shares at the exercise price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

During the quarter ended October 31, 2021, the Company sold 46,000 shares of common stock to an individual for $276,000 or $6.00 per share of common stock.

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On June 3, 2022, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 35,000 shares at the exercise price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.2 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

During the year ended January 31, 2023, stock based compensation expense related to stock grants was $356,000, which consisted of grants to employee of $300,000 and consultants of $56,000. During the year ended January 31, 2022, stock based compensation expense related to stock grants was $328,000, which consisted of grants to employee of $175,000 and consultants of $153,000.

Preferred Stock

Series A Preferred Stock

As of January 31, 2023 and January 31, 2022, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

Series B Preferred Stock

As of January 31, 2023 and January 31, 2022, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series B Preferred stock is ten shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

On April 29, 2020, BOTS converted five million of its common shares into 500,000 shares of Series B Preferred stock. BOTS is restricted from converting the Series B Preferred stock into common stock for a period of 24 months from the conversion. There was no gain or loss on conversion due to conversion terms. During the quarter ending July 31, 2021, BOTS returned to the treasury of the Company 250,000 shares of Series B Preferred stock in exchange for certain assets held by the Company. In addition, BOTS exchanged 125,000 shares of Series B Preferred stock with Epic Industry Corp and Paul Rosenberg in exchange for 50 million shares of BOTS stock held by Epic Industry Corp and Paul Rosenberg, for a total of 100 million BOTS common shares.

Effective April 29, 2022, all shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of January 31, 2023, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with one million Series C Preferred shares issued and outstanding.

On March 17, 2022, the board of directors approved the conversion of two million shares of blank check preferred stock into two million shares of Series C Preferred Stock, par value $0.0001. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million.

On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

On January 5, 2023, the Company sold one million shares of Series C Preferred Stock for $1.5 million to OEM partner, Alamo City Engineering Services.

Note 15. Warrants

On November 1, 2017, the Company issued seven warrants to officers, directors, and investors for the purchase of up to three million shares of common stock at $1.00 per share. Six of the warrants expired on November 1, 2022 at 5:00 PM Eastern Standard Time. A warrant for one million shares of common stock expires on November 1, 2027 at 5:00 PM Eastern Standard Time. The warrants contain participation rights to any registration statement filed by the Company.

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

On January 11, 2022, the Company issued a warrant to an employee of the Company (Jessica Hunt) for the purchase of up to a total of 125,000 shares of common stock at $6.00 per share. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years. The warrant expired on June 15, 2022, which was three months after she left the Company..

On April 19, 2022, two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

On April 19, 2022, the holder of the 250,000 shares of Series C Preferred Stock received a warrant to purchase 25,000 shares of common stock at the price of $9.00 per share.

On June 3, 2022, the Law Offices of Carl G. Hawkins exercised their warrant acquiring 35,000 shares at the exercise price of $1.00 per share through the conversion of the accounts payable owed by the Company for services provided. The shares were issued in the name of Carl G. Hawkins.

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.2 million. Since the receivable is from a stockholder, it is recorded as a contra-equity account.

A summary of warrant activity for years ended January 31, 2023 and January 31, 2022 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2021	2,675,000	$1.00
Cancelled/Expired	(350,000)	3.58
Exercised	(190,000)	1.32
Granted	2,856,000	4.54
Warrants outstanding at January 31, 2022	4,991,000	$2.83
Cancelled/Expired	(875,000)	1.71
Exercised	(785,000)	1.00
Granted	25,000	9.00
Warrants outstanding at January 31, 2023	3,356,000	$3.60

During the year ended January 31, 2023, stock-based compensation expense related to warrant grants was $2,556,000, which consisted of grants to employees of $1,399,000, directors of $893,000, and consultants of $264,000. During the year ended January 31, 2022, stock-based compensation expense related to warrant grants was $1,647,000, which consisted of grants to employees of $735,000, directors of $759,000, and consultants of $153,000.

Note 16. Treasury Stock

Treasury stock consists of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. The shares are considered issued but not outstanding. Therefore, the shares are not used in the EPS calculations.

Note 17. Income Taxes

Domestic and foreign income before provision for income tax (in thousands):

	For the Years Ended January 31,
	2023	2022
Domestic	$(9,918)	$3,152
Foreign	-	-
Total	$(9,918)	$3,152

The income tax provision contains the following components (in thousands):

	For the Years Ended January 31,
	2023	2022
Current
Federal	$112	$362
State	32	77
Foreign	-	-
Total Current	144	439
Deferred
Federal	(510)	327
State	(108)	69
Foreign	-	-
Total Deferred	(618)	396
Total Provision	$(474)	$835

The components of the net deferred tax liability are as follows (in thousands):

	As of January 31,
	2023	2022
Net operating loss carryforward	$700	$-
Stock compensation	1,069	406
Reserves	11	-
Total deferred tax assets	1,780	406
Less valuation allowance	(1,452)	-
Net deferred tax asset	328	406

Fixed assets	(97)	(116)
Crypto fair value adjustment	-	(536)
Intangibles	(231)	(371)
Total deferred tax liabilities	(328)	(1,023)

Net deferred tax liability	$-	$(617)

Net Change in Valuation Allowance	$1,452	-

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows ($ in thousands):

	For the Years Ended January 31,
	2023		2022
Income (loss) before taxes	$(9,918)		$3,152

Tax expense (benefit) at the statutory rate	$(2,083)	21.00%	$662	21.00%
State income taxes, net of federal benefit	(339)	3.40%	116	3.68%
Change in valuation allowance	1,452	-14.60%	-	0.00%
Non-deductible stock compensation	75	-0.80%	-	0.00%
Permanent differences	277	-2.80%	69	2.19%
Return to Provision True Up	144	-1.50%	(12)	-0.38%
Tax on Income	$(474)	4.70%	$835	26.49%

The net operating loss carryforwards as of January 31, 2023 are as follows (in thousands):

	Gross	Tax-Effected
Federal - definite	$-	$-
Federal - indefinite	2,751	578
Total Federal NOL	2,751	578

State	2,682	155
State difference	-	(33)
Total State NOL	2,682	122

Total	$5,433	$700

Net Operating Loss Summary by Jurisdiction
Federal	$2,751	$578
State	2,682	122
Foreign	-	-
Total	$5,433	$700

The Company is in the process of filing back income tax returns from 2022 through the current year and subject to IRS examination for all years. The Company has reserved for any interest and penalty associated with the filings. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 18. Net Income (Loss) Per Common Share

	For the Years Ended January 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(9,444)	$2,317
Denominator:
Weighted average common shares outstanding	9,426	7,460
Effect of dilutive securities:
Warrants	-	2,333
Preferred stock	-	-
Diluted shares outstanding	9,426	9,793
Basic: Net income (loss) per common share	$(1.00)	$0.31
Diluted: Net income (loss) per common share	$(1.00)	$0.24

Note 19. Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of January 31, 2023 and 2022.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2023 and 2022 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2023. We believe the control deficiencies described herein, individually, and when aggregated, represent material weaknesses in our internal control over financial reporting as of January 31, 2023 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective as of January 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2023 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2023. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and composition of the board of directors;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless their office is earlier vacated in accordance with our bylaws, or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the board of directors following the next annual meeting of stockholders and until their successor has been elected and qualified or until his earlier resignation or removal. The board of directors may remove any officer for cause or without cause. In January 2023, the board of directors expanded from five directors to seven directors. The two additional board seats are currently vacant.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions
Directors:
Richard C. Schaeffer, Jr. (1)	2021	74	Director
Robert E. Adams(1)	2020	51	Director
Thomas G. Amon(1)	2021	75	Director
Eric C. Jaffe	2021	52	Director
Michael W. Hawkins	2020	60	Director and Chairman of the Board of Directors
Officers:
Toney E. Jennings	2021	63	Chief Executive Officer and Chief Operating Officer
William C. Regan	2021	64	Chief Financial Officer
Brandon L. Hart	2021	54	Chief Technology Officer

(1)	Fits criteria as an “Independent Director,” as defined in NYSE Listed Company Manual, Section 303A.02(a)(i) and NASDAQ Listing Rules 5005(a)(20) and 5605(a)(2) (footnotes incorporated).

Richard C. Schaeffer, Jr. was appointed as a Director of the Company on September 21, 2021. Mr. Schaeffer serves as chairman of the Compensation, Nomination and Risk Committees and is a member of the Audit Committee. Mr. Schaeffer has almost 50 years in the Information Security, Cyber Security, and Intelligence space. Mr. Schaeffer is a former Senior Executive with the National Security Agency (NSA), where he held many positions. Since retiring in 2010, Mr. Schaeffer has continued to pursue his passion for improving the security of U.S. and partner interests in the cyber domain. He started a private consulting firm, Riverbank Associates, LLC, located in Severna Park, Maryland, bringing visionary leadership, management, and technical experience to his clients’ challenges. His client base includes a full range of private sector companies, from small start-ups to mid-size companies, to large system integrators and commercial businesses. He serves on the advisory boards of a number of government, private sector and non-profit companies and organizations. He also serves as an Outside Director on the boards of three companies addressing the concern of foreign investment and control over elements of foreign owned companies providing products and services to classified U.S. Government clients. He remains a strong advocate in the area of cyber education and training, believing that the Nation’s future in the complex world of cyberspace depends upon a corps of professionals who are well equipped to deal with a rapidly changing technology and threat environment. Throughout his career, Mr. Schaeffer has been recognized for his vision, leadership, and commitment to excellence. He is known for his strategic thinking, ability to build cohesive teams, political savvy, technical competence, extensive network of cyber and intelligence professionals, and ability to communicate complex topics to any audience.

Robert E. Adams was appointed as a Director of the Company on May 11, 2020. Mr. Adams serves as chairman of the Audit Committee and is a member of the Compensation, Nomination, and Risk Committees of the Company. From March 11, 2021 to July 31, 2021, he served as the Company’s CTO. He has been working in the blockchain and cryptocurrency markets since 2015. Mr. Adams was an early adopter of Bitcoin and Ethereum. Mr. Adams recently served as the Technology Director for Blue Cross/Blue Shield of Florida with its headquarters in Jacksonville, Florida. While employed there he managed a budget of more than $100 million per year with more than 45,000 employees. Mr. Adams left his employment with Blue Cross/Blue Shield of Florida to further his entrepreneurial spirit within the blockchain and cryptocurrency markets.

Thomas G. Amon was appointed as a Director of the Company on September 21, 2021. Mr. Amon is a member of the Audit and Risk Committees. Mr. Amon is an attorney licensed to practice in the State of New York. Mr. Amon is a Harvard graduate earning his law degree from the University of Virginia. He is a corporate and M&A specialist with over 40 years’ experience representing small and medium sized companies and investment funds. Mr. Amon currently serves as general counsel of an energy company based in New York and Houston Texas. He is acting general counsel and founder of Military Talent Group, Inc., providing recruitment and retention services to veterans, Fortune 500 companies and state and local governments. He also serves as a member of the board of the New York City Tech Foundation.

Eric C. Jaffe was appointed as the Chief Executive Officer of the Company on March 15, 2021, and as a Director of the Company on October 23, 2021. Mr. Jaffe stepped down as CEO on July 31, 2022. Mr. Jaffe is a member of the Risk Committee. Mr. Jaffe is an industry leading technology professional, CEO, and serial entrepreneur, bringing a wealth and expertise to the Company in business management. In his career he has had the opportunity to lead or be a part of many great teams that have leveraged vision, strategy, technology, and great people to create great companies. His experience has focused on the manufacturing, legal, non-profit, blockchain and technology industries. Mr. Jaffe has grown companies from start-up to successful acquisition that have grown into national leaders in their space. He has been a part of no less than 11 technology company acquisitions and has continually been on the forefront of emerging technologies. Mr. Jaffe was an early adopter of Bitcoin and blockchain having championed it and created companies around it since 2015. Through his consulting practice, he has helped no less than 35 major companies set their technology strategy and accelerate their business growth. He is a graduate of Florida International University with a degree in Business Management and carries multiple technological certifications.

Michael W. Hawkins was appointed as the CEO/CFO/Director on April 17, 2020 and as Chairman of the board on April 22, 2020. Mr. Hawkins is a member of the Compensation and Nomination Committees. Mr. Hawkins stepped down as CEO of the Company on March 15, 2021, and CFO of the Company on September 23, 2021. Prior to this, he had served as the Chief Financial Officer of MCIG, Inc., since April 8, 2016 through August 2019. Prior to fulfilling this role, Mr. Hawkins was the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc. Mr. Hawkins has worked in the hospitality and entertainment, blockchain, satellite, retail, manufacturing, distribution, and construction industries, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

Toney E. Jennings was appointed as the Chief Executive Officer of the Company on July 31, 2022, and the Chief Operating Officer of the Company on July 31, 2021, upon the acquisition by the Company of Vengar, where Mr. Jennings was CEO. Mr. Jennings is a cybersecurity pioneer that has been leading teams in the cybersecurity and information technology fields for over 30 years. Prior to his involvement in developing the world’s first zero-trust data platform, he was CEO of Encryptics, Inc, which developed rights-managed data encryption and protection solutions. He was also Chairman of SignaCert, Inc., having purchased the IP and assets from Harris Corporation. SignaCert delivered comprehensive and affordable compliance verification and continuous monitoring solutions to both enterprise and government customers. One of his earlier successes was as a founder, CEO, and Chairman of WheelGroup Corporation, the creators of the first commercially available intrusion detection system, delivered through its successful sale to Cisco Systems. Earlier in his career, Mr. Jennings led teams at Trident Data Systems and as an officer at the Air Force Information Warfare Center, conducting penetration testing and vulnerability assessments of operational Department of Defense networks.

William C. Regan was appointed as the Chief Financial Officer of the Company on September 23, 2021. Mr. Regan brings more than 40 years of finance and accounting experience, including more than 25 years at public companies and more than seven years at technology companies. He has extensive transactional experience including two IPOs and numerous acquisitions, divestitures, and financings. Prior to joining the Company, Mr. Regan was Senior Vice President and Chief Financial Officer of Fornetix, a technology company with an advanced encryption key management solution. Mr. Regan began his career as an auditor, then as a tax advisor, with Arthur Andersen & Co., and subsequently held a number of accounting roles with increasing responsibility, including Controller positions at JH Capital Group, Rentech, Inc., National Golf Properties, Inc., Digital Insight Corporation and DTS Digital Cinema, and Chief Financial Officer positions at Weintraub Financial Services, Inc. and Beaufort California, Inc. Mr. Regan had been a consultant with the Company between May 2021 and September 2021. Mr. Regan holds a bachelor’s degree in Business Administration – Accounting from California State Polytechnic University, Pomona and is a Certified Public Accountant (inactive).

Brandon L. Hart was appointed as the Chief Technology Officer of the Company on July 31, 2021, upon the acquisition by the Company of Vengar, where he previously held the same position. With over 25 years of experience in the technology sector, Mr. Hart has spent more than 15 years developing innovative zero trust data protection and control solutions. He has more than 16 years filling the role of senior management in technology companies. His career began with Lucent Technologies where he was rapidly promoted through the ranks to become Operations Assistant to the Director of Operations for Worldwide Broadband Services. He has participated in the development and award of more than ten patents, primarily focusing on data security and crypto key management.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Hawkins currently serves as the Chairman of our board of directors.

Robert Adams currently serves as the Chairman of the Audit Committee.

Richard C. Schaeffer, Jr., currently serves as the Chairman of the Compensation, Nomination, and Risk Committees.

Conflicts of Interest

Members of our management and board are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers, or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we, or the companies with which the officers and directors are affiliated, both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

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
3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

34

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

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Committees

The board of directors has four standing committees: Audit, Compensation, Nomination, and Risk.

The Audit Committee consists of Mr. Adams, Mr. Amon, and Mr. Schaeffer. Mr. Adams is the Chairman of the Audit Committee. The Charter of the Audit Committee was filed with the Annual Report for the year ended January 31, 2021.

The Compensation Committee consists of Mr. Adams, Mr. Hawkins, and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Compensation Committee. The Charter of the Compensation Committee was filed with the Annual Report for the year ended January 31, 2021.

The Nomination Committee consists of Mr. Adams, Mr. Hawkins, and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Nomination Committee. The Charter of the Nomination Committee will be filed once completed.

The Risk Committee consists of Mr. Adams, Mr. Amon, Mr. Jaffe, and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Risk Committee. The Risk Committee Charter is filed with this Annual Report for the year ended January 31, 2022.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors that has been previously filed.

Indemnification of Directors and Officers.

Under the Florida Business Corporation Act, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Florida law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Florida law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Florida Business Corporation Act. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

On April 17, 2020, the Company entered into an employment agreement with Mr. Hawkins to serve as CEO/CFO of the Company. Mr. Hawkins resigned as CEO on March 15, 2021, and CFO on September 23, 2021. Mr. Jaffe was appointed as the CEO on March 15, 2021, and resigned as CEO on July 31, 2022. Mr. Jennings was appointed as CEO on July 31, 2022. Mr. Regan was appointed as the CFO on September 23, 2021. Mr. Adams served as the Company’s CTO from March 11, 2021 until July 31, 2021.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company, during the years ended January 31, 2023 and 2022, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the years ended January 31, 2023 and 2022. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the years ended January 31, 2023 and January 31, 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Toney E. Jennings(1)	2023	225,000	49,000	0	0	0	0	0	274,000
CEO and COO	2022	112,500	20,000	0	0	0	0	0	132,500

William C. Regan(2)	2023	100,000	0		0	0	0	0	100,000
CFO	2022	35,641	0	14,000	0	0	0	0	49,641

Brandon L. Hart(3)	2023	153,000	42,000	0	0	0	0	0	195,000
CTO	2022	98,502	27,500	0	0	0	0	0	126,002

Richard C. Schaeffer, Jr.(4)	2023	0	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0	0

Robert E. Adams(5) (6)	2023	0	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0	0

Thomas G. Amon(7)	2023	0	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0	0

Eric Jaffe(5)	2023	41,667	0	0	0	0	0	0	41,667
Director and former CEO	2022	41,667	0	0	0	0	0	0	41,667

Michael W. Hawkins(5)(6)	2023	0	0	0	0	0	0	0	0
Director	2022	0	0	0	0	0	0	0	0

1.

Mr. Jennings’ bonuses were based on achieving certain quarterly goals relating to software development and improvements in marketing and sales. On July 31, 2021, the Company issued a warrant to Mr. Jennings for the purchase of up to a total of 200,000 shares of common stock at $5.05 per share. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (July 30) of each year for three consecutive years.

2.

On June 24, 2021, Mr. Regan received 5,000 shares of common stock as compensation while he was a consultant for the Company. The shares of common stock were valued at the time at $14,000. On September 22, 2021, the Company issued a warrant to Mr. Regan for the purchase of up to a total of 400,000 shares of common stock at $6.40 per share. Under the vesting schedule, 100,000 shares vested upon execution of the Stock Warrant Agreement with 100,000 additional shares vesting on the anniversary date (September 21) of each year for three consecutive years.

3.

Mr. Hart’s bonuses were based on achieving certain quarterly goals relating to software development. On July 31, 2021, the Company issued a warrant to Mr. Hart for the purchase of up to a total of 200,000 shares of common stock at $5.05 per share. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (July 30) of each year for three consecutive years.

4.

On September 15, 2021, the Company issued a warrant to Mr. Schaeffer for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years.

37

5.

On March 11, 2021, officers of the Company were issued a warrant to purchase 200,000 shares at $2.21 per share. The warrants expire on March 10, 2026. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (March 10) of each year for three consecutive years.

6.

On February 1, 2021, directors of the Company were issued a warrant to purchase 125,000 shares at $2.21 per share. The warrants expire on January 31, 2026. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 25,000 additional shares vesting on the anniversary date (January 31) of each year for three consecutive years.

7.

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

On July 31, 2021, the Company entered into a Stock Warrant Agreement with each of Mr. Jennings and Mr. Hart. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as an Officer of the Company for a period of 3 years.

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

Outstanding Equity Awards as of January 31, 2023

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

From April 17, 2020 through March 2023, there has been no cash compensation for members of the board of directors. In January 2023, the board of directors approved director compensation of $2,000 for each in-person board or shareholder meeting effective with the April 2023 board meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Common Stock

The following table indicates beneficial ownership of our common stock, as of January 31, 2023 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)(2)(3)	Beneficial Ownership	of Class(4)
Paul Rosenberg	2,978,047 common shares	30.0
Abdul Mohsen Al-Faraj	1,085,928 common shares	10.9
APO Holdings, LLC	2,040,908 common shares	18.7
Michael W. Hawkins(5)	657,500 common shares	6.6
Eric C. Jaffe	65,584 common shares	*
Toney E. Jennings	411,970 common shares	4.1
Brandon L. Hart	411,970 common shares	4.1
William C. Regan	205,000 common shares	2.0
Robert E. Adams	175,000 common shares	1.7
Thomas G. Amon	94,230 common shares	*
Richard C. Schaeffer, Jr.	118,784 common shares	1.2
Total as a group	8,244,921 common shares	81.0

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.
(2)	The following shares of common stock that may be acquired within 60 days of January 31, 2023 and are included in the table above:

•	Abdul Mohsen Al-Faraj – 25,000 under warrants
•	APO Holdings, LLC – 1,000,000 under warrants
•	Michael W. Hawkins – 175,000 under warrants
•	Eric C. Jaffe – 50,000 under warrants
•	Toney E. Jennings – 100,000 under warrants
•	Brandon L. Hart – 100,000 under warrants
•	William C. Regan – 200,000 under warrants
•	Robert E. Adams – 175,000 under warrants
•	Thomas G. Amon – 75,000 under warrants
•	Richard C. Schaeffer, Jr. – 100,000 under warrants
•	all beneficial owners as a group – 2,000,000 under warrants

(3)	The Security Ownership table above does not include the following:

•	Michael W. Hawkins – 150,000 under warrants
•	Eric C. Jaffe – 100,000 under warrants
•	Toney E. Jennings – 100,000 under warrants
•	Brandon L. Hart – 100,000 under warrants
•	William C. Regan – 200,000 under warrants
•	Robert E. Adams – 150,000 under warrants
•	Thomas G. Amon – 50,000 under warrants
•	Richard C. Schaeffer, Jr. – 100,000 under warrants
•	all beneficial owners as a group – 950,000 under warrants

(4)	Based on 9,923,304 shares of common stock outstanding as of January 31, 2023.

(5)	Epic owns 357,500 shares of common stock of which Michael Hawkins is the sole owner. Common shares for Epic are included in the amounts for Michael Hawkins.

Series A Preferred Stock

The following table indicates beneficial ownership of our Series A preferred stock, as of January 31, 2023 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Epic Industry Corp	150,000 Series A preferred shares	75.0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 200,000 shares of Series A preferred stock outstanding as of January 31, 2023.

Series B Preferred Stock

The following table indicates beneficial ownership of our Series B preferred stock, as of January 31, 2023 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Epic Industry Corp	125,000 Series B preferred shares	31.3
Paul Rosenberg	275,000 Series B preferred shares	68.7
Total as a group	400,000 Series B preferred shares	100.0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 400,000 shares of Series B preferred stock outstanding as of January 31, 2023.

Description of Capital Structure

General

Our authorized capital stock consists of 200 million shares of common stock, par value $ 0.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issuable upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. Holders of common stock have no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available for that purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

As of January 31, 2023, our authorized capital stock consists of one million shares of Series A Preferred Stock, par value $0.0001, 1.5 million shares of Series B Preferred Stock, par value $0.0001, and two million shares of Series C Preferred Stock, par value $0.0001. In addition, we have 48 million blank check preferred stock authorized.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Each holder of Series A Preferred Stock is entitled to one thousand votes for each share of Series A Preferred Stock held on all matters submitted to a vote of stockholders. Each holder of Series B Preferred Stock is entitled to one hundred votes for each share of Series B Preferred Stock held on all matters submitted to a vote of stockholders. Each holder of Series C Preferred Stock is entitled to one vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any dividends are dispersed by the Company, holders of Common Stock are entitled to receive, ratably, such dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and do not presently contemplate that there will be any future payment of any dividends on Common Stock.

Indemnification of Officers and Directors

As permitted by Florida Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

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

Certain Relationships and Related Transactions

On May 13, 2020, the Company sold its 420 Cloud Software to First Bitcoin Capital, Inc., for the purchase price of $1,900,000. The $1,900,000 was paid through the transfer of $500,000 in First Bitcoin Capital, Inc. (“BIT”) cryptocurrency tokens and a $1,400,000 convertible promissory note. The Company received 122,968,776.18 BIT tokens at the price of $0.004066098 per token. The convertible promissory note had a simple interest fee of 9% per year and may have been converted into First Bitcoin Capital Corp stock at a 10% discount to market or in additional BIT cryptocurrency tokens. The Note had no expiration date. The convertible note receivable was convertible into stock that was thinly traded on the OTC Markets, and since the software assets had a $0 basis, and were sold to a related party, any subsequent conversions would be included in equity. On July 6, 2021, the $1.4 million convertible promissory note was exchanged as part of the settlement agreement with BOTS, Inc. (“BOTS”).

On February 1, 2021, the Company issued four warrants to the Directors (Mark Gilroy, Michael Hawkins, Paul Rosenberg, and Robert Adams) for the purchase of up to 500,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026, at 5:00 PM Eastern Standard Time.

On March 11, 2021, the Company issued three warrants to the Officers (Robert Adams, Eric Jaffe, and Michael Hawkins) for the purchase of up to 600,000 shares of common stock at $2.21 per share. The warrants expire on January 31, 2026, at 5:00 PM Eastern Standard Time.

On March 17, 2021, the Company entered into a loan agreement for $500,000 with Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, the Company’s Chairman of the board of directors. The loan was financed with $500,000 of GUSD cryptocurrency tokens, a stable coin. The interest rate was 3% per annum. The Company paid off the loan during the quarter ended July 31, 2021.

On April 12, 2021, Epic exercised a portion of the warrant it had and purchased 100,000 shares of common stock in exchange for $100,000. Epic elected to instruct the Company to issue the shares to Timothy Schuker and Anastasia Hawkins JTWROS.

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

During the years ended January 31, 2023 and 2022, Michael Hawkins or Overwatch paid multiple different expenses on behalf of the Company, which the Company treats as an account payable to related party. The total amount owed by the Company to Michael Hawkins or Overwatch as of January 31, 2023 and 2022 was $13,000 and $24,000, respectively.

Director Independence

Our board of directors is comprised of five members, of which three members are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed and expected to be billed for audit fees and tax fees rendered by Elkana Amitai CPA and Weinstein International CPA for the years ended January 31, 2023 and 2022, as applicable.

	For the Years Ended January 31,
	2023	2022
Elkana Amitai CPA(1)
Audit Fees(2)	$29,000	$21,000
Tax Fees	-	-
Total	$29,000	$21,000

Weinstein International CPA(3)
Audit Fees(2)	$-	$6,250
Tax Fees	-	-
Total	$-	$6,250

(1)	On July 19, 2021, the board of directors approved the appointment of Elkana Amitai CPA as the Company’s new independent registered public accounting firm.

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

(3)

On December 10, 2020, the board of directors approved the appointment of Weinstein International CPA as the Company’s new independent registered public accounting firm for the year ended January 31, 2021. On July 19, 2021, the Company dismissed Weinstein International CPA. During the year ended January 31, 2021, there were no disagreements with Weinstein International CPA (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinstein International CPA, would have caused them to make a reference thereto in their report on financial statements for such year.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board of directors approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the board of directors, or, in the period between meetings, by a designated member of the board of directors. The audit fees paid to the auditors with respect to the years ended January 31, 2023 and 2022 were pre-approved by the board of directors.

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

Everything Blockchain, Inc.

Date: May 1, 2023	By:	/s/ Toney E. Jennings
Toney E. Jennings Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Toney E. Jennings	Chief Executive Officer	May 1, 2023
Toney E. Jennings	(Principal Executive Officer)

/s/ William C. Regan	Chief Financial Officer	May 1, 2023
William C. Regan	(Principal Financial and Accounting Officer)

/s/ Michael W. Hawkins	Chairman of the Board of Directors	May 1, 2023
Michael W. Hawkins

/s/ Robert E. Adams	Director	May 1, 2023
Robert E. Adams

/s/ Thomas G. Amon	Director	May 1, 2023
Thomas G. Amon

/s/ Eric C. Jaffe	Director	May 1, 2023
Eric C. Jaffe

/s/ Richard C. Schaeffer, Jr.	Director	May 1, 2023
Richard C. Schaeffer, Jr.

