Form 10-Q
period 2023-04-30
Everything Blockchain, Inc.
filed 2023-06-14
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of May 31, 2023, the Company had 9,923,304 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2023, are not necessarily indicative of the results that can be expected for the year ending January 31, 2024 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2023 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	April 30,	January 31,
	2023	2023
	(unaudited)
Current assets
Cash	$6	$824
Accounts receivable, net	66	89
Inventory	74	64
Current cryptocurrencies, net	4	4
Prepaid expenses	2,541	2,663
Other assets	173	127
Total current assets	2,864	3,771
Property, plant and equipment, net	654	660
Goodwill	16,504	16,504
Intangible assets, net	4,439	4,270
Other assets	463	463
Total assets	$24,924	$25,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,497	$1,151
Accounts payable related party	32	13
Current portion of long-term debt	479	474
Reserve for legal settlements	154	154
Deferred revenue	250	279
Total current liabilities	$2,412	$2,071
Long-term liabilities
Debt	40	47
Total long-term liabilities	$40	$47
Total liabilities	$2,452	$2,118
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of April 30, 2023 and January 31, 2023	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of April 30, 2023 and January 31, 2023	-	-
Series C Preferred stock, $0.0001 par value: 2,000,000 shares authorized; 1,000,000 shares issued and outstanding as of April 30, 2023 and January 31, 2023	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,949,966 shares issued and 9,923,304 shares outstanding as of April 30, 2023 and January 31, 2023	1	1
Treasury stock	(1,691)	(1,691)
Additional paid-in capital	86,616	85,975
Receivable from stockholder	(100)	(200)
Accumulated deficit	(62,354)	(60,535)
Total stockholders’ equity	$22,472	$23,550
Total liabilities and stockholders’ equity	$24,924	$25,668

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended
	April 30,
	2023	2022
	(unaudited)
Revenue	$262	$255
Cost of sales	52	15
Gross profit	$210	$240
Selling, general, and administrative	1,230	1,093
Stock based compensation	716	803
Depreciation and amortization	59	50
Total operating expenses	$2,005	$1,946
Loss from operations	(1,795)	(1,706)
Other expense, net	(17)	(160)
Loss before income taxes	$(1,812)	$(1,866)
Income tax expense (benefit)	7	(412)
Net loss	$(1,819)	$(1,454)

Basic and diluted loss per share:
Basic loss per share	$(0.18)	$(0.17)
Diluted loss per share	$(0.18)	$(0.17)
Weighted average shares outstanding - basic	9,923,304	8,665,836
Weighted average shares outstanding - diluted	9,923,304	8,665,836

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Receivable from Shareholder	Accumulated Deficit	Total Stockholders’ Equity
	(unaudited)
Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	250	-	-	-	-	1,000	-	-	1,000
Warrant exercise	-	-	500	-	-	500	-	-	500
Stock based compensation	-	-	-	-	-	685	-	-	685
Net loss	-	-	-	-	-	-	-	(1,454)	(1,454)
Balance – April 30, 2022	850	$-	9,104	$1	$(1,599)	$82,319	$-	$(52,545)	$28,176

Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Warrant exercise	-	-	-	-	-	-	100	-	100
Stock based compensation	-	-	-	-	-	641	-	-	641
Net loss	-	-	-	-	-	-	-	(1,819)	(1,819)
Balance – April 30, 2023	1,600	$-	9,923	$1	$(1,691)	$86,616	$(100)	$(62,354)	$22,472

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Three Months Ended April 30,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net Loss	$(1,819)	$(1,454)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	716	803
Deferred income tax benefit	-	(415)
Realized net gain on investment in cryptocurrency	-	(26)
Fair value adjustment to cryptocurrency	-	147
Amortization and depreciation	59	50
Changes in operating assets and liabilities:
Accounts receivable, net	23	(48)
Inventory	(10)	(23)
Prepaid expenses	47	51
Other assets	(46)	(17)
Accounts payable to related party	19	(6)
Accounts payable and accrued expenses	352	250
Deferred revenue	(29)	152
Net cash used in operating activities	(688)	(536)
Cash flows from investing activities:
Capital expenditures	(222)	(319)
Net cash used in investing activities	(222)	(319)

Cash flows from financing activities:
Payment of debt	(8)	(8)
Proceeds from issuance of Series C Preferred Stock	-	1,000
Proceeds from exercise of warrants	100	500
Net cash provided by financing activities	92	1,492
Net Change in Cash	(818)	637
Cash, beginning of period	824	1,062
Cash, end of period	$6	$1,699

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$17	$13
Cash paid for income taxes	$-	$3

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Everything Blockchain, Inc. (“EBI”) and its consolidated subsidiaries (collectively, the “Company”, “we”, “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is primarily engaged in the business of consulting and developing blockchain and cybersecurity related solutions.

Subsidiaries of the Company

The subsidiaries of the Company are Render Payment Corp., 832 Energy Technology Consultants, LLC, Mercury, Inc. (“Mercury”), Vengar Technologies LLC, Everything Blockchain Technology Corporation, and EBI International, Inc.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EBI and its wholly owned subsidiaries.

Unaudited Interim Financial Information

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended January 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on May 1, 2023 (the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended April 30, 2023, are not necessarily indicative of the results for the year ending January 31, 2024, or for any future period.

As of April 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

Subscription revenue. We generate revenue from subscriptions through staking of our current crypto assets. Our primary token being staked is a hybrid Proof of Work (“POW”) and Proof of Stake (“POS”) system. Stakers, in this particular token, are paid inflation based both on the duration of the stake (contract length), as well as based on the volume / quantity of tokens staked. Rewards / interest / inflation are paid in the native token. We also participate in networks with POW consensus algorithms, through creating or validating blocks on the network. In exchange for participating in the consensus mechanism of these networks, the Company earns rewards in the form of the native token of the network. Each block creation or validation is a performance obligation. Revenue is recognized at the point when the block creation or validation is complete, and the rewards are available for transfer. Revenue is measured based on the number of tokens received and the fair value of the token at the date of recognition.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 and $0.4 million in excess of federally insured limits on April 30, 2023 and  January 31, 2023, respectively.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of April 30, 2023 and January 31, 2023.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended April 30, 2023 and 2022 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. Though the year ended January 31, 2022 resulted in positive cash flow and net income, there are no assurances the Company will generate a profit or obtain positive cash flow in the future. The Company has sustained its solvency through the support of its shareholder and chairman, Michael Hawkins, or companies controlled by Michael Hawkins, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Intangible Assets

Intangible assets consist of the following:

	As of April 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,452	$21	$4,431
Non-compete agreements	82	74	8
Total Intangibles	$4,534	$95	$4,439

	As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,251	$-	$4,251
Non-compete agreements	82	63	19
Total Intangibles	$4,333	$63	$4,270

The Company’s IP/Technology is amortized over five years and the non-compete agreements are amortized over two years.

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

Current Assets
	As of
	April 30, 2023	January 31, 2023
Coin Symbol	FMV
BTC	$4	$4
	$4	$4

During the three months ended April 30, 2022, the Company recorded in other income (expense), net fair value expense adjustments of $0.1 million.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	April 30, 2023	January 31, 2023
Land	$36	$36
Buildings and building improvements	339	339
Machinery and equipment	210	211
Furniture, fixtures and office equipment	77	75
Computer equipment and computer software	126	114
Vehicles	69	60
	857	835
Less: Accumulated depreciation	(203)	(175)
Total property, plant and equipment, net	$654	$660

Note 7. Debt

As of April 30, 2023, Mercury's outstanding debt of $0.5 million had a weighted average interest rate of 6.3%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2023 through 2026.

We were recently notified by the bank that when we acquired Mercury it triggered defaults under both Mercury's line of credit and term loan due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. We are working on refinancing both loans.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three months ended April 30, 2023 and 2022.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of April 30, 2023	As of January 31, 2023

Prepaid expenses	$2,000	$2,000
Accounts payable and accrued expenses	67	28
Loans payable	32	13

Related party income statement items (in thousands)

	For the Three Months Ended April 30,
	2023	2022

Consulting expenses	$66	$30
Payroll expenses	119	195
Stock based compensation	650	575

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

Note 11. Stockholders’ Equity

Common Stock

As of April 30, 2023 and January 31, 2023, the Company had 200 million common shares authorized, with 9,949,966 common shares at a par value of $0.0001 issued. As of April 30, 2023 and January 31, 2023, the Company had 9,923,304 common shares outstanding.

During the three months ended April 30, 2023, stock based compensation expense related to stock grants was $75,000 from a grant to an employee. During the three months ended April 30, 2022, stock based compensation expense related to stock grants was $117,000, which consisted of grants to employee of $75,000 and consultants of $42,000.

Preferred Stock

Series A Preferred Stock

As of April 30, 2023 and January 31, 2023, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

150,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock. Effective June 16, 2023, the remaining 50,000 shares of Series A Preferred Stock, if earned, will be eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Series B Preferred Stock

As of April 30, 2023 and January 31, 2023, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series B Preferred stock is ten shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

All shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of April 30, 2023 and January 31, 2023, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with one million Series C Preferred shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

Effective July 5, 2023, the one million shares of Series C Preferred Stock will be eligible to be converted into common stock at the option of the holder of the Series C Preferred Stock.

Note 12. Warrants

A summary of warrant activity for three months ended April 30, 2023 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2023	3,356,000	$3.60
Warrants outstanding at April 30, 2023	3,356,000	$3.60

During the three months ended April 30, 2023, stock based compensation expense related to warrant grants was $641,000, which consisted of grants to employees of $338,000, directors of $237,000, and consultants of $66,000. During the three months ended April 30, 2022, stock based compensation expense related to warrant grants was $685,000, which consisted of grants to employees of $407,000, directors of $209,000, and consultants of $66,000.

Note 13. Treasury Stock

Treasury stock consists of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. The shares are considered issued but not outstanding. Therefore, the shares are not used in the EPS calculations.

Note 14. Income Taxes

Our consolidated effective income tax rates for the three months ended April 30, 2023 and 2022 were 0% and 22%, respectively.

Note 15. Net Loss Per Common Share

	For the Three Months Ended April 30,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(1,819)	$(1,454)
Denominator:
Weighted average common shares outstanding	9,923	8,666
Effect of dilutive securities:
Warrants	-	-
Preferred stock	-	-
Diluted shares outstanding	9,923	8,666
Basic: Net loss per common share	$(0.18)	$(0.17)
Diluted: Net loss per common share	$(0.18)	$(0.17)

Note 16. Subsequent Events

In May 2023, PulseChain (“Pulse”) and PulseX were launched. Pulse is a layer 1 blockchain that is a fork of Ethereum. PulseX is a fork of the Uniswap digital exchange platform (“DEX”) and is the native DEX of the Pulse ecosystem. During the year ended January 31, 2022, we invested $0.1 million in each of Pulse and PulseX. In May 2023, we received 2.3 billion Pulse tokens and 3.0 billion PulseX tokens. Also in May 2023, Overwatch Partners, Inc., a lead generated by Epic, distributed to us Pulse and PulseX tokens of 12.3 billion each.

On June 13, 2023, the Company sold 200,000 shares of Series C Preferred Stock for $0.3 million.

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

OVERVIEW

The overview of the MD&A highlights selected information and does not contain all of the information that is important to readers of this Quarterly Report on Form 10-Q.

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

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10-Q.

EMPLOYEES

As of April 30, 2023, the Company has 24 employees.

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

Results of Operations

Our operating results for the three months ended April 30, 2023 and 2022 are summarized as follows:

	For the Three Months Ended
	April 30,
	2023	2022

Revenue	$262	$255
Cost of sales	52	15
Gross profit	$210	$240
Selling, general, and administrative	1,230	1,093
Stock based compensation	716	803
Depreciation and amortization	59	50
Total operating expenses	$2,005	$1,946
Loss from operations	(1,795)	(1,706)
Other expense, net	(17)	(160)
Loss before income taxes	$(1,812)	$(1,866)
Income tax expense (benefit)	7	(412)
Net loss	$(1,819)	$(1,454)

Revenue

Revenue for the three months ended April 30, 2023 and 2022 was $0.3 million. Revenue for both periods primarily consisted of $0.2 million from consulting services.

Cost of Sales

Cost of sales for the three months ended April 30, 2023 was $0.1 million as compared to $0 for the three months ended April 30, 2022. Cost of sales for the three months ended April 30, 2023 primarily consisted of product costs.

Gross Profit

Gross profit for the three months ended April 30, 2023 and 2022 was $0.2 million.

Operating Expenses

Operating expenses primarily consist of selling, general and administrative expenses, stock-based compensation expense, and amortization and depreciation expense. Selling, general and administrative expenses primarily consist of personnel costs, consultant fees, professional fees, computer and internet expenses, marketing expenses, utilities expenses, meals and entertainment, office supplies, and reporting fees.

Operating expenses for the three months ended April 30, 2023 were $2.0 million compared to $1.9 million for the three months ended April 30, 2022.

Loss from Operations

Loss from operations for the three months ended April 30, 2023 was $1.8 million compared to $1.7 million for the three months ended April 30, 2022.

Adjusted EBITDA

The Company reports all financial information required in accordance with GAAP. The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information.

Adjusted EBITDA, which is a non-GAAP financial measure, is defined by the Company as net income (loss) plus net interest income, income tax (benefit) expense, depreciation and amortization, and stock-based compensation.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation since each company may define these terms differently.

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Three Months Ended April 30,
	2023	2022
	(in thousands)
Net loss	$(1,819)	$(1,454)
Add:
Income tax expense (benefit)	7	(412)
Stock based compensation	716	803
Depreciation and amortization	59	50
Net interest expense	17	13
Adjusted EBITDA	$(1,020)	$(1,000)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $0.7 million for the three months ended April 30, 2023. We had net loss of $1.8 million, which included stock-based compensation of $0.7 million.

Net cash used in operating activities was $0.5 million for the three months ended April 30, 2022. We had net loss of $1.5 million, which included stock-based compensation of $0.8 million and fair value adjustments to cryptocurrency of $0.1 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended April 30, 2023, compared to $0.3 million for the three months ended April 30, 2022. During the three months ended April 30, 2023 and 2022, we had capital expenditures of $0.2 million and $0.3 million, respectively.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended April 30, 2023, compared to $1.5 million for the three months ended April 30, 2022. During the three months ended April 30, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

Liquidity and Capital Resources

We fund operations primarily through cash on hand, cash from sales of Series C Preferred Stock and exercises of warrants, and the support of Michael Hawkins.

During the three months ended April 30, 2023, we received $0.1 million of the receivable from stockholder with the remaining balance of $0.1 million being received in May 2023.

We were recently notified by the bank that when we acquired Mercury it triggered defaults under both Mercury's line of credit and term loan due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. We are working on refinancing both loans.

In May 2023, PulseChain and PulseX were launched. Pulse is a layer 1 blockchain that is a fork of Ethereum. PulseX is a fork of the Uniswap DEX and is the native DEX of the Pulse ecosystem. During the year ended January 31, 2022, we invested $0.1 million in each of Pulse and PulseX. In May 2023, we received 2.3 billion Pulse tokens and 3.0 billion PulseX tokens. Also in May 2023, Overwatch Partners, Inc., a lead generated by Epic, distributed to us Pulse and PulseX tokens of 12.3 billion each.

On June 13, 2023, the Company sold 200,000 shares of Series C Preferred Stock for $0.3 million.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of April 30, 2023.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three months ended April 30, 2023 and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide the information required by this Item of Form 10-Q.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation dated April 12, 2023

3.2	Amended and Restated Bylaws dated April 18, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everything Blockchain, Inc.

Dated: June 14, 2023	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2023	By:	/s/ William Regan
William Regan
	Its:	Chief Financial Officer (Principal Financial Officer)

