Form 10-Q
period 2023-07-31
Everything Blockchain, Inc.
filed 2023-09-14
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of August 31, 2023, the Company had 13,673,304 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2023, are not necessarily indicative of the results that can be expected for the year ending January 31, 2024 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2023 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	July 31,	January 31,
	2023	2023
	(unaudited)
Current assets
Cash	$21	$824
Accounts receivable, net	69	89
Inventory	67	64
Current cryptocurrencies	782	4
Prepaid expenses	454	2,663
Other assets	219	127
Total current assets	1,612	3,771
Property, plant and equipment, net	652	660
Goodwill	16,504	16,504
Intangible assets, net	4,720	4,270
Other assets	222	463
Total assets	$23,710	$25,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,973	$1,151
Accounts payable related party	700	13
Current portion of long-term debt	544	474
Reserve for legal settlements	154	154
Deferred revenue	250	279
Total current liabilities	$3,621	$2,071
Long-term liabilities
Debt	34	47
Total long-term liabilities	$34	$47
Total liabilities	$3,655	$2,118
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 200,000 shares issued and outstanding as of July 31, 2023 and January 31, 2023	-	-
Series B Preferred stock, $0.0001 par value: 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of July 31, 2023 and January 31, 2023	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 and 2,000,000 shares authorized as of July 31, 2023 and January 31, 2023, respectively; 1,000,000 shares issued and outstanding as of July 31, 2023 and January 31, 2023	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,949,966 shares issued and 9,923,304 shares outstanding as of July 31, 2023 and January 31, 2023	1	1
Treasury stock	(1,691)	(1,691)
Additional paid-in capital	87,190	85,975
Receivable from stockholder	-	(200)
Accumulated deficit	(65,445)	(60,535)
Total stockholders’ equity	$20,055	$23,550
Total liabilities and stockholders’ equity	$23,710	$25,668

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(unaudited)
Revenue	$470	$383	$732	$638
Cost of sales	80	56	131	71
Gross profit	390	327	601	567
Selling, general, and administrative	1,438	979	2,668	2,072
Stock based compensation	650	678	1,366	1,481
Depreciation and amortization	59	50	118	100
Total operating expenses	2,147	1,707	4,152	3,653
Loss from operations	(1,757)	(1,380)	(3,551)	(3,086)
Other expense, net	(1,335)	(2,070)	(1,352)	(2,230)
Loss before income taxes	(3,092)	(3,450)	(4,903)	(5,316)
Income tax expense (benefit)	-	(782)	7	(1,194)
Net loss	$(3,092)	$(2,668)	$(4,910)	$(4,122)

Basic and diluted loss per share:
Basic loss per share	$(0.31)	$(0.28)	$(0.49)	$(0.46)
Diluted loss per share	$(0.31)	$(0.28)	$(0.49)	$(0.46)
Weighted average shares outstanding - basic	9,923,304	9,412,664	9,923,304	9,045,439
Weighted average shares outstanding - diluted	9,923,304	9,412,664	9,923,304	9,045,439

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity
	(unaudited)
Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	250	-	-	-	-	1,000	-	-	1,000
Conversion of Series C Preferred- into common stock	(250)	-	561
Warrant exercise	-	-	535	-	-	535	-	-	535
Stock based compensation	-	-	-	-	-	1,274	-	-	1,274
Net loss	-	-	-	-	-	-	-	(4,122)	(4,122)
Balance – July 31, 2022	600	$-	9,700	$1	$(1,599)	$82,943	$-	$(55,213)	$26,132

Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Warrant exercise	-	-	-	-	-	-	200	-	200
Stock based compensation	-	-	-	-	-	1,215	-	-	1,215
Net loss	-	-	-	-	-	-	-	(4,910)	(4,910)
Balance – July 31, 2023	1,600	$-	9,923	$1	$(1,691)	$87,190	$-	$(65,445)	$20,055

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Six Months Ended July 31
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net Loss	$(4,910)	$(4,122)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	1,366	1,481
Deferred income tax benefit	-	(1,197)
Realized net gain on investment in cryptocurrency	(9)	(54)
Fair value adjustment to cryptocurrency	1,302	2,206
Amortization and depreciation	118	100
Changes in operating assets and liabilities:
Accounts receivable, net	20	(51)
Inventory	(2)	(43)
Prepaid expenses	(183)	(54)
Other assets	150	(43)
Accounts payable to related party	686	(30)
Accounts payable and accrued expenses	887	25
Deferred revenue	(29)	144
Net cash used in operating activities	(604)	(1,638)
Cash flows from investing activities:
Proceeds from cryptocurrencies, net	170	-
Capital expenditures	(560)	(609)
Net cash used in investing activities	(390)	(609)
Cash flows from financing activities:
Payment of debt	(9)	(16)
Proceeds from issuance of Series C Preferred Stock	-	1,000
Proceeds from exercise of warrants	200	500
Net cash provided by financing activities	191	1,484
Net Change in Cash	(803)	(763)
Cash, beginning of period	824	1,062
Cash, end of period	$21	$299
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$54	$27
Cash paid for income taxes	$-	$3
Non-cash Investing and Financing Activities:
Acquisition of cryptocurrency	$2,242	$-
Conversion of accounts payable to related party to common stock	-	35

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements of Everything Blockchain, Inc. (“EBI”) and its consolidated subsidiaries (collectively, the “Company”, “we”, “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is primarily engaged in the business of consulting and developing data management, blockchain and cybersecurity related solutions.

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

Unaudited Interim Financial Information

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended January 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on May 1, 2023 (the “2023 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and six months ended July 31, 2023, are not necessarily indicative of the results for the year ending January 31, 2024, or for any future period.

As of July 31, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 and $0.4 million in excess of federally insured limits on July 31, 2023 and January 31, 2023, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $0.8 million in excess of amounts protected by insurance.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of July 31, 2023 and January 31, 2023.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2023 and 2022 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Intangible Assets

Intangible assets consist of the following:

	As of July 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,780	$60	$4,720
Non-compete agreements	82	82	-
Total Intangibles	$4,862	$142	$4,720

	As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,251	$-	$4,251
Non-compete agreements	82	63	19
Total Intangibles	$4,333	$63	$4,270

The Company’s IP/Technology is amortized over five years and the non-compete agreements are amortized over two years.

Note 5. Cryptocurrency Assets

The Company transacts business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency assets that have a market value and substantial liquidity as current intangible assets. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of
Coin Symbol	July 31, 2023	January 31, 2023
BTC	$9	$4
PLS	484	-
PLSX	289	-
	$782	$4

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

Also in May 2023, Overwatch Partners, Inc. (“Overwatch”), an entity controlled by Michael Hawkins, distributed to us Pulse and PulseX tokens of 12.3 billion each. As a result of this transaction, the Company distributed to Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, 2.5 billion Pulse tokens. The receipt of Pulse and PulseX also earned Epic 50,000 shares of Series A Preferred Stock, which were issued to Epic during the quarter ended July 31, 2021 and recorded as a prepaid expense of $2.0 million.

For the quarter ended July 31, 2023, the Company recorded in other income (expense), net fair market value expense adjustments of $1.3 million related to PulseX.

During the three and six months ended July 31, 2022, the Company recorded in other income (expense), net fair market value expense adjustments of $2.1 million and $2.2 million, respectively.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	July 31, 2023	January 31, 2023
Land	$36	$36
Buildings and building improvements	339	339
Machinery and equipment	210	211
Furniture, fixtures and office equipment	77	75
Computer equipment and computer software	126	114
Vehicles	97	60
	885	835
Less: Accumulated depreciation	(233)	(175)
Total property, plant and equipment, net	$652	$660

Note 7. Debt

As of July 31, 2023, Mercury's outstanding debt of $0.5 million had a weighted average interest rate of 6.3%. The debt consists primarily of term loans and a line of credit with various financial institutions, and such debt is collateralized by the assets of Mercury. The debt has maturity dates ranging from 2023 through 2026.

We were recently notified by the bank that when we acquired Mercury it triggered defaults under both Mercury's line of credit and term loan due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. We are working on refinancing both loans.

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is December 31, 2023.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three and six months ended July 31, 2023 and 2022.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of July 31, 2023	As of January 31, 2023

Prepaid expenses	$-	$2,000
Accounts payable and accrued expenses	93	28
Loans payable	700	13

Related party income statement items (in thousands)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Consulting expenses	$66	$30	$132	$60
Stock based compensation	650	575	1,300	1,150
Payroll expenses	120	144	239	339

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

In May 2023, Overwatch distributed to us Pulse and PulseX tokens of 12.3 billion each. As a result of this transaction, the Company distributed to Epic 2.5 billion Pulse tokens. The receipt of Pulse and PulseX also earned Epic 50,000 shares of Series A Preferred Stock, which were issued to Epic during the quarter ended July 31, 2021 and recorded as a prepaid expense of $2.0 million. Our board decided that the value received from Pulse and PulseX, in lieu of sales, satisfied the requirements for the Series A Preferred Stock to be earned by Epic.

Note 11. Stockholders’ Equity

Common Stock

As of July 31, 2023 and January 31, 2023, the Company had 200 million common shares authorized, with 9,949,966 common shares at a par value of $0.0001 issued. As of July 31, 2023 and January 31, 2023, the Company had 9,923,304 common shares outstanding.

During the three and six months ended July 31, 2023, stock-based compensation expense related to stock grants was $75,000 and $150,000, respectively, from a grant to an employee. During the three months ended July 31, 2022, stock-based compensation expense related to stock grants was $89,000, which consisted of grants to employee of $75,000 and consultants of $14,000. During the six months ended July 31, 2022, stock-based compensation expense related to stock grants was $206,000, which consisted of grants to employee of $150,000 and consultants of $56,000.

Preferred Stock

Series A Preferred Stock

As of July 31, 2023 and January 31, 2023, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the quarter ended July 31, 2021, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

In May 2023, Overwatch distributed to us Pulse and PulseX tokens of 12.3 billion each. As a result of this transaction, the Company distributed to Epic 2.5 billion Pulse tokens. The receipt of Pulse and PulseX also earned Epic 50,000 shares of Series A Preferred Stock, which were issued to Epic during the quarter ended July 31, 2021 and recorded as a prepaid expense of $2.0 million. Our board decided that the value received from Pulse and PulseX, in lieu of sales, satisfied the requirements for the Series A Preferred Stock to be earned by Epic.

The 200,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Series B Preferred Stock

As of July 31, 2023 and January 31, 2023, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series B Preferred stock is ten shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

All shares of Series B Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series B Preferred Stock.

Series C Preferred Stock

As of July 31, 2023 and January 31, 2023, the Company had 10 million and 2 million Series C Preferred shares, par value $0.0001, authorized, respectively, with one million Series C Preferred shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

The one million shares of Series C Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series C Preferred Stock.

Note 12. Warrants

A summary of warrant activity for six months ended July 31, 2023 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2023	3,356,000	$3.60
Cancelled/Expired	(1,200,000)	1.90
Warrants outstanding at July 31, 2023	2,156,000	$4.55

During the three months ended July 31, 2023, stock-based compensation expense related to warrant grants was $575,000, which consisted of grants to employees of $338,000 and directors of $237,000. During the six months ended July 31, 2023, stock-based compensation expense related to warrant grants was $1,215,000, which consisted of grants to employees of $675,000, directors of $474,000, and consultants of $66,000. During the three months ended July 31, 2022, stock-based compensation expense related to warrant grants was $589,000, which consisted of grants to employees of $317,000, directors of $209,000, and consultants of $63,000. During the six months ended July 31, 2022, stock-based compensation expense related to warrant grants was $1,274,000, which consisted of grants to employees of $724,000, directors of $418,000, and consultants of $132,000.

Note 13. Treasury Stock

Treasury stock consists of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. The shares are considered issued but not outstanding. Therefore, the shares are not used in the EPS calculations.

Note 14. Income Taxes

Our consolidated effective income tax rate for the three and six months ended July 31, 2023 was 0%. Our consolidated effective income tax rate for the three and six months ended July 31, 2022 was 23%.

Note 15. Net Loss Per Common Share

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(3,092)	$(2,668)	$(4,910)	$(4,122)
Denominator:
Weighted average common shares outstanding	9,923	9,413	9,923	9,045
Effect of dilutive securities:
Warrants	-	-	-	-
Preferred stock	-	-	-	-
Diluted shares outstanding	9,923	9,413	9,923	9,045
Basic: Net loss per common share	$(0.31)	$(0.28)	$(0.49)	$(0.46)
Diluted: Net loss per common share	$(0.31)	$(0.28)	$(0.49)	$(0.46)

Note 16. Subsequent Events

On August 2, 2023, Paul Rosenberg elected to convert 275,000 shares of Series B Preferred Stock into 2,750,000 shares of common stock. On August 2, 2023, Epic elected to convert 125,000 shares of Series B Preferred Stock into 1,250,000 shares of common stock. On August 2, 2023, the Company officially retired the following class of stock: Series B Preferred.

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury's line of credit and term loan, which were in default. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 3, 2023, the Company changed the name of 832 Energy Technology Consultants, LLC to DataStone, Inc., by incorporating as a Florida corporation. On September 3, 2023, the Company also changed the name of Vengar Technologies LLC to Vengar Technologies, Inc., by incorporating as a Florida corporation.

On September 7, 2023, Epic formalized the loans to the Company in a note. As of July 31, 2023, the outstanding balance was $0.7 million. Subsequent to July 31, 2023, Epic has provided funding and plans to provide additional funding to equal a total note principal of $1.0 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025.

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

The Company is primarily engaged in the business of consulting and developing data management, blockchain and cybersecurity related solutions. We are a technology company that is blending blockchain, zero-trust, and database management technology to create a platform to solve real world, practical business problems. Our business model is based on building recurring revenue through software subscriptions, licensing agreements, and transaction fees. Our patent-pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, BuildDB and EB Control.

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10-Q.

EMPLOYEES

As of July 31, 2023, the Company has 24 employees.

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

Results of Operations

Our operating results for the three and six months ended July 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$470	$383	$732	$638
Cost of sales	80	56	131	71
Gross profit	390	327	601	567
Selling, general, administrative	1,438	979	2,668	2,072
Stock based compensation	650	678	1,366	1,481
Depreciation and amortization	59	50	118	100
Total operating expenses	2,147	1,707	4,152	3,653
Loss from operations	(1,757)	(1,380)	(3,551)	(3,086)
Other expense, net	(1,335)	(2,070)	(1,352)	(2,230)
Loss before income taxes	(3,092)	(3,450)	(4,903)	(5,316)
Income tax expense (benefit)	-	(782)	7	(1,194)
Net loss	$(3,092)	$(2,668)	$(4,910)	$(4,122)

Revenue

Revenue for the three months ended July 31, 2023 was $0.5 million as compared to $0.4 million for the three months ended July 31, 2022. Revenue for the three months ended July 31, 2023 primarily consisted of $288,000 from product revenue and $177,000 from consulting services. Revenue for the three months ended July 31, 2022 primarily consisted of $196,000 from consulting services, $158,000 from product revenue, and $24,000 from staking of cryptocurrency.

Revenue for the six months ended July 31, 2023 was $0.7 million as compared to $0.6 million for the six months ended July 31, 2022. Revenue for the six months ended July 31, 2023 primarily consisted of $380,000 from product revenue and $347,000 from consulting services. Revenue for the six months ended July 31, 2022 primarily consisted of $411,000 from consulting services, $171,000 from product revenue, and $51,000 from staking of cryptocurrency.

Cost of Sales

Cost of sales for the three months ended July 31, 2023 and 2022 was $0.1 million. Cost of sales for the six months ended July 31, 2023 and 2022 was $0.1 million. Cost of sales for all periods primarily consisted of product costs.

Gross Profit

Gross profit for the three months ended July 31, 2023 was $0.4 million as compared to $0.3 million for the three months ended July 31, 2022. Gross profit for the six months ended July 31, 2023 and 2022 was $0.6 million.

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

Operating expenses for the three months ended July 31, 2023 were $2.1 million compared to $1.7 million for the three months ended July 31, 2022. The primary reason for the increase was due to an increase in payroll expenses of $0.3 million and professional fees of $0.1 million.

Operating expenses for the six months ended July 31, 2023 were $4.2 million compared to $3.7 million for the six months ended July 31, 2022. The primary reason for the increase was due to an increase in payroll expenses of $0.5 million and professional fees of $0.1 million, partially offset by a decrease in stock-based compensation of $0.1 million.

Loss from Operations

Loss from operations for the three months ended July 31, 2023 was $1.8 million compared to $1.4 million for the three months ended July 31, 2022. Loss from operations for the six months ended July 31, 2023 was $3.6 million compared to $3.1 million for the six months ended July 31, 2022. The primary reasons for the increase in loss from operations were due to the increase in operating expenses as discussed above.

Other Expense

Other income (expense) consists primarily of sales of cryptocurrency and the associated costs, fair market value adjustments to cryptocurrency, and interest income and expense.

Other expense, net for the three months ended July 31, 2023 was $1.3 million compared to $2.1 million for the three months ended July 31, 2022. Other expense, net for the three months ended July 31, 2023 consists primarily of fair market value expense adjustments related to PulseX of $1.3 million. Other expense, net for the three months ended July 31, 2022 consists primarily of fair market value expense adjustments to cryptocurrency of $2.1 million.

Other expense, net for the six months ended July 31, 2023 was $1.4 million compared to $2.2 million for the six months ended July 31, 2022. Other expense, net for the six months ended July 31, 2023 consists primarily of fair market value expense adjustments related to PulseX of $1.3 million. Other expense, net for the six months ended July 31, 2022 consists primarily of fair market value expense adjustments to cryptocurrency of $2.2 million.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(3,092)	$(2,668)	$(4,910)	$(4,122)
Add:
Income tax expense (benefit)	-	(782)	7	(1,194)
Stock based compensation	650	678	1,366	1,481
Depreciation and amortization	59	50	118	100
Net interest expense	37	13	54	26
Adjusted EBITDA	$(2,346)	$(2,709)	$(3,365)	$(3,709)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities was $0.6 million for the six months ended July 31, 2023. We had net loss of $4.9 million, which included fair value adjustments to cryptocurrency of $1.3 million and stock-based compensation of $1.4 million.

Net cash used in operating activities was $1.6 million for the six months ended July 31, 2022. We had net loss of $4.1 million, which included fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, and stock-based compensation of $1.5 million.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended July 31, 2023, compared to $0.6 million for the six months ended July 31, 2022. During the six months ended July 31, 2023, we had capital expenditures of $0.6 million, partially offset by proceeds from cryptocurrencies of $0.2 million. During the six months ended July 31, 2022, we had capital expenditures of $0.6 million.

Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended July 31, 2023, compared to $1.5 million for the six months ended July 31, 2022. During the six months ended July 31, 2023, we received the $0.2 million receivable from stockholder. During the six months ended July 31, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

Liquidity and Capital Resources

We fund operations primarily through cash on hand, cash from sales of Series C Preferred Stock, cryptocurrencies, and exercises of warrants, and the support of Michael Hawkins.

In May 2023, Overwatch distributed to us Pulse and PulseX tokens of 12.3 billion each. As a result of this transaction, the Company distributed to Epic 2.5 billion Pulse tokens. The receipt of Pulse and PulseX also earned Epic 50,000 shares of Series A Preferred Stock, which were issued to Epic during the quarter ended July 31, 2021 and recorded as a prepaid expense of $2.0 million. Our board decided that the value received from Pulse and PulseX, in lieu of sales, satisfied the requirements for the Series A Preferred Stock to be earned by Epic.

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is December 31, 2023.

During the six months ended July 31, 2023, we received the $0.2 million receivable from stockholder.

We were recently notified by the bank that when we acquired Mercury it triggered defaults under both Mercury's line of credit and term loan due to the change in ownership. Both the line of credit and term loan are classified as current liabilities. On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury's line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized the loans to the Company in a note. As of July 31, 2023, the outstanding balance was $0.7 million. Subsequent to July 31, 2023, Epic has provided funding and plans to provide additional funding to equal a total note principal of $1.0 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of July 31, 2023.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and six months ended July 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Everything Blockchain, Inc.

Dated: September 14, 2023	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2023	By:	/s/ William Regan
William Regan
	Its:	Chief Financial Officer (Principal Financial Officer)

