Form 10-Q
period 2023-10-31
Everything Blockchain, Inc.
filed 2023-12-15
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of November 30, 2023, the Company had 16,532,929 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2023, are not necessarily indicative of the results that can be expected for the year ending January 31, 2024 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2023 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	October 31,	January 31,
	2023	2023
	(unaudited)
Current assets
Cash	$13	$657
Current cryptocurrencies	9	4
Prepaid expenses	333	2,601
Other assets	143	127
Assets of discontinued operations	-	382
Total current assets	$498	$3,771
Property, plant and equipment, net	3	5
Goodwill	16,504	16,504
Intangible assets, net	4,855	4,270
Other assets	221	463
Assets of discontinued operations	-	655
Total assets	$22,081	$25,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,634	$1,072
Accounts payable related party	-	13
Current portion of long-term debt	68	-
Reserve for legal settlements	154	154
Deferred revenue	250	250
Liabilities of discontinued operations	-	582
Total current liabilities	$2,106	$2,071
Long-term liabilities
Debt	889	-
Liabilities of discontinued operations	-	47
Total long-term liabilities	$889	$47
Total liabilities	$2,995	$2,118
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 150,000 and 200,000 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	-	-
Series B Preferred stock, $0.0001 par value: 0 shares authorized, issued and outstanding as of October 31, 2023; 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of January 31, 2023	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 and 2,000,000 shares authorized as of October 31, 2023 and January 31, 2023, respectively; 1,412,632 shares issued and 1,352,632 shares outstanding as of October 31, 2023; 1,000,000 shares issued and outstanding as of January 31, 2023	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 16,673,393 shares issued and 16,482,929 shares outstanding as of October 31, 2023; 9,949,966 shares issued and 9,923,304 shares outstanding as of January 31, 2023	1	1
Treasury stock	(435)	(1,691)
Additional paid-in capital	86,673	85,975
Receivable from stockholder	-	(200)
Accumulated deficit	(67,153)	(60,535)
Total stockholders’ equity	$19,086	$23,550
Total liabilities and stockholders’ equity	$22,081	$25,668

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
	(unaudited)
Revenue	$61	$63	$188	$240
Cost of sales	-	-	-	-
Gross profit	61	63	188	240
Selling, general, and administrative	667	643	2,285	2,228
Stock based compensation	651	716	2,017	2,197
Depreciation and amortization	21	13	82	60
Total operating expenses	1,339	1,372	4,384	4,485
Loss from operations	(1,278)	(1,309)	(4,196)	(4,245)
Other expense, net	(410)	(246)	(1,725)	(2,454)
Loss from continuing operations before income taxes	(1,688)	(1,555)	(5,921)	(6,699)
Income tax expense (benefit)	-	(378)	7	(1,532)
Loss from continuing operations	(1,688)	(1,177)	(5,928)	(5,167)
Loss from discontinued operations, net of tax	(20)	(87)	(690)	(219)
Net loss	$(1,708)	$(1,264)	$(6,618)	$(5,386)

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.12)	$(0.52)	$(0.56)
Discontinued operations	$-	$(0.01)	$(0.06)	$(0.02)
Basic and diluted loss per share	$(0.12)	$(0.13)	$(0.58)	$(0.58)
Weighted average shares outstanding – basic and diluted	14,558,009	9,676,492	11,485,182	9,258,102

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity
	(unaudited)
Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	250	-	-	-	-	1,000	-	-	1,000
Conversion of Series C Preferred into common stock	(250)	-	561	-	-	-	-	-	-
Warrant exercise	-	-	785	-	-	785	(250)	-	535
Sale of asset	-	-	(27)	-	(92)	-	-	-	(92)
Stock based compensation	-	-	-	-	-	1,915	-	-	1,915
Net loss	-	-	-	-	-	-	-	(5,386)	(5,386)
Balance – October 31, 2022	600	$-	9,923	$1	$(1,691)	$83,834	$(250)	$(56,477)	$25,417

Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Conversion of Series A Preferred into common stock	(50)	-	2,500	-	-	-	-	-	-
Conversion of Series B Preferred into common stock	(400)	-	4,000	-	-	-	-	-	-
Issuance of Series C Preferred	413	-	-	-	-	340	-	-	340
Cancellation of treasury stock	-	-	-	-	1,599	(1,599)	-	-	-
Cancellation of shares to settle disputed receivable	-	-	(49)	-	(127)	-	-	-	(127)
Sale of Mercury	(60)	-	(115)	-	(216)	-	-	-	(216)
Stock issued in exchange for accounts payable	-	-	224	-	-	165	-	-	165
Warrant exercise	-	-	-	-	-	-	200	-	200
Stock based compensation	-	-	-	-	-	1,792	-	-	1,792
Net loss	-	-	-	-	-	-	-	(6,618)	(6,618)
Balance – October 31, 2023	1,503	$-	16,483	$1	$(435)	$86,673	$-	$(67,153)	$19,086

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Nine Months Ended October 31
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net Loss	$(6,618)	$(5,386)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from discontinued operations	690	219
Loss from sale of subsidiary	170	-
Stock based compensation	2,017	2,197
Deferred income tax benefit	-	(1,535)
Net loss on exchanges	-	4
Realized net loss on investment in cryptocurrency	77	186
Fair value adjustment to cryptocurrency	1,448	2,206
Amortization and depreciation	82	60
Changes in operating assets and liabilities:
Prepaid expenses	(199)	(101)
Other assets	99	(69)
Accounts payable to related party	(13)	(30)
Accounts payable and accrued expenses	830	(40)
Deferred revenue	-	150
Cash used in operating activities of continuing operations	(1,417)	(2,139)
Cash provided by (used in) operating activities of discontinued operations	(768)	616
Net cash used in operating activities	(2,185)	(1,523)
Cash flows from investing activities:
Proceeds from cryptocurrencies, net	961	755
Capital expenditures	(665)	(861)
Cash provided by (used in) investing activities of continuing operations	296	(106)
Cash provided by (used in) investing activities of discontinued operations	401	(27)
Net cash provided by (used in) investing activities	697	(133)
Cash flows from financing activities:
Proceeds from debt – related party	944	-
Payment of debt	(467)	(24)
Proceeds from issuance of Series C Preferred Stock	-	1,000
Proceeds from exercise of warrants	200	500
Net cash provided by financing activities	677	1,476
Net Change in Cash	(811)	(180)
Cash, beginning of period – continuing operations	657	810
Cash, beginning of period – discontinued operations	167	252
Cash, end of period	13	882
Cash from discontinued operations, end of period	-	815
Cash from continuing operations, end of period	$13	$67

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$24	$-
Cash paid for income taxes	$-	$3

Non-cash Investing and Financing Activities:
Acquisition of cryptocurrency	$2,242	$-
Issuance of Series C Preferred for cryptocurrency	250	-
Issuance of Series C Preferred	90	-
Settlement of disputed receivable for common stock	127	-
Retirement of treasury stock	1,599	-
Sale of subsidiary	217	-
Issuance of common stock for services	166	-
Conversion of accounts payable to related party to common stock	-	35
Sale of asset for common stock	-	92
Exercise of warrant for receivable	-	250

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

Subsidiaries of the Company

The subsidiaries of the Company are Render Payment Corp., DataStone, Inc. (formerly 832 Energy Technology Consultants, LLC), Mercury, Inc. (“Mercury”), Vengar Technologies, Inc. (formerly Vengar Technologies LLC), Everything Blockchain Technology Corporation, and EBI International, Inc.

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

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended October 31, 2023, are not necessarily indicative of the results for the year ending January 31, 2024, or for any future period.

As of October 31, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 and $0.4 million in excess of federally insured limits on October 31, 2023 and January 31, 2023, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had $0 in excess of amounts protected by insurance.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of October 31, 2023 and January 31, 2023.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2023 and 2022 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Discontinued Operations

On October 31, 2023, the Board of Directors approved, and the Company completed, the sale of Mercury to Chris Carter, founder and CEO of Mercury. The sales price consisted of 115,000 shares of Company common stock and 60,000 shares of Company Series C Preferred Stock, owned by Chris Carter, for a total sales price of $216,583. The sales price was primarily based on estimated net assets of Mercury.

In the consolidated statements of cash flows, the cash flows of discontinued operations were separately classified or aggregated under operating and investing activities.

The remaining notes to the consolidated financial statements were updated to reflect the impact of these discontinued operations. All discussions and amounts in the consolidated financial statements and related notes for all periods presented relate to continuing operations, unless otherwise noted.

The following table summarizes the components of assets and liabilities of discontinued operations (in thousands).

As of January 31,
2023
Current assets
Cash	$167
Accounts receivable, net	89
Inventory	64
Prepaid expenses	62
Total current assets	382
Property, plant and equipment, net	655
Total assets	$1,037

Current liabilities
Accounts payable and accrued expenses	$79
Current portion of long-term debt	474
Deferred revenue	29
Total current liabilities	$582
Long-term liabilities
Debt	47
Total long-term liabilities	$47
Total liabilities	$629

The following table summarizes the results of discontinued operations (in thousands).

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Revenue	$285	$1,759	$890	$2,220
Cost of sales	79	1,475	210	1,546
Gross profit	206	284	680	674
Selling, general, and administrative	345	352	1,395	839
Depreciation and amortization	24	27	81	80
Total operating expenses	369	379	1,476	919
Loss from operations	(163)	(95)	(796)	(245)
Other income (expense), net	143	(18)	106	(41)
Loss before income taxes	(20)	(113)	(690)	(286)
Income tax benefit	-	(26)	-	(67)
Net loss	$(20)	$(87)	$(690)	$(219)

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of October 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,935	$80	$4,855
Non-compete agreements	82	82	-
Total Intangibles	$5,017	$162	$4,855

	As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,251	$-	$4,251
Non-compete agreements	82	63	19
Total Intangibles	$4,333	$63	$4,270

The Company’s IP/Technology is amortized over five years and the non-compete agreements are amortized over two years.

Note 6. Cryptocurrency Assets

The Company transacts business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency assets that have a market value and substantial liquidity as current intangible assets. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of
Coin Symbol	October 31, 2023	January 31, 2023
BTC	$9	$4
	$9	$4

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

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

For the three and nine months ended October 31, 2023, the Company recorded in other income (expense), net fair market value expense adjustments of $0.1 million and $1.4 million.

For the nine months ended October 31, 2022, the Company recorded in other expense, net fair market value expense adjustments of $2.2 million.

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	October 31, 2023	January 31, 2023
Computer equipment and computer software	$19	$20
Less: Accumulated depreciation	(16)	(15)
Total property, plant and equipment, net	$3	$5

Note 8. Debt

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is December 31, 2023.

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized the loans to the Company in a note. As of July 31, 2023, the outstanding balance was $0.7 million. Subsequent to July 31, 2023, Epic has provided funding and plans to provide additional funding to equal a total note principal of $1.0 million. As of October 31, 2023, the remaining amount to be funded by Epic under the note is $111,000. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025.

Note 9. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three and nine months ended October 31, 2023 and 2022.

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

Note 11. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of October 31, 2023	As of January 31, 2023

Prepaid expenses	$-	$2,000
Accounts payable and accrued expenses	130	28
Loans payable	957	13

Related party income statement items (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Consulting expenses	$66	$30	$198	$90
Stock based compensation	631	575	1,931	1,725
Payroll expenses	120	132	358	484

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

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized the loans to the Company in a note. As of July 31, 2023, the outstanding balance was $0.7 million. Subsequent to July 31, 2023, Epic has provided funding and plans to provide additional funding to equal a total note principal of $1.0 million. As of October 31, 2023, the remaining amount to be funded by Epic under the note is $111,000. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025.

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

Note 12. Stockholders’ Equity

Common Stock

As of October 31, 2023 and January 31, 2023, the Company had 200 million common shares authorized, with 16,673,393 and 9,949,966 common shares at a par value of $0.0001 issued, respectively. As of October 31, 2023 and January 31, 2023, the Company had 16,482,929 and 9,923,304 common shares outstanding, respectively.

On August 2, 2023, Paul Rosenberg elected to convert 275,000 shares of Series B Preferred Stock into 2,750,000 shares of common stock. On August 2, 2023, Epic elected to convert 125,000 shares of Series B Preferred Stock into 1,250,000 shares of common stock.

On September 20, 2023, Epic gave back to the Company 48,802 shares of common stock in settlement of a disputed receivable the Company had with a consultant. The shares are considered treasury stock.

During the three months ended October 31, 2023, the Company issued 223,427 shares of common stock for services that totaled $166,000.

During the three months ended October 31, 2023, a holder of 50,000 Series A Preferred shares elected to convert his shares into 2.5 million shares of common stock.

On October 31, 2023, the Board of Directors approved, and the Company completed, the sale of Mercury to Chris Carter, founder and CEO of Mercury. The sales price consisted of 115,000 shares of Company common stock and 60,000 shares of Company Series C Preferred Stock, owned by Chris Carter, for a total sales price of $216,583. The shares are considered treasury stock.

During the three and nine months ended October 31, 2023, stock-based compensation expense related to stock grants was $75,000 and $225,000, respectively, from a grant to an employee. During the three months ended October 31, 2022, stock-based compensation expense related to stock grants was $75,000 from a grant to an employee. During the nine months ended October 31, 2022, stock-based compensation expense related to stock grants was $281,000, which consisted of grants to employee of $225,000 and consultants of $56,000.

Preferred Stock

Series A Preferred Stock

As of October 31, 2023, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 150,000 Series A Preferred shares issued and outstanding. As of January 31, 2023, the Company had 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

During the three months ended October 31, 2023, a holder of 50,000 Series A Preferred shares elected to convert his shares into 2.5 million shares of common stock.

The 150,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Series B Preferred Stock

As of October 31, 2023, the Company had no Series B Preferred shares, par value $0.0001, authorized, issued and outstanding. As of January 31, 2023, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series B Preferred stock is ten shares of common stock. Each share of Series B Preferred stock entitles the holder to 100 votes. Holders of Series B Preferred are entitled to share ratably in dividends if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series B Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

On August 2, 2023, Paul Rosenberg elected to convert 275,000 shares of Series B Preferred Stock into 2,750,000 shares of common stock. On August 2, 2023, Epic elected to convert 125,000 shares of Series B Preferred Stock into 1,250,000 shares of common stock. On August 2, 2023, the Company officially retired the following class of stock: Series B Preferred.

Series C Preferred Stock

As of October 31, 2023, the Company had 10 million Series C Preferred shares, par value $0.0001, authorized with 1.4 million Series C Preferred shares issued and outstanding. As of January 31, 2023, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized with one million Series C Preferred shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

1.1 million shares of Series C Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series C Preferred Stock.

Note 13. Warrants

A summary of warrant activity for nine months ended October 31, 2023 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2023	3,356,000	$3.60
Granted	580,000	1.00
Cancelled/Expired	(1,200,000)	1.90
Warrants outstanding at October 31, 2023	2,736,000	$1.09

On September 5, 2023, the board of directors approved the repricing of the exercise price of 2,125,000 warrants to $1.00 per share and extending the expiration date of the warrants until January 31, 2028.

During the three months ended October 31, 2023, stock-based compensation expense related to warrant grants was $576,000, which consisted of grants to employees of $411,000, directors of $145,000, and consultants of $20,000. During the nine months ended October 31, 2023, stock-based compensation expense related to warrant grants was $1,792,000, which consisted of grants to employees of $1,087,000, directors of $620,000, and consultants of $85,000. During the three months ended October 31, 2022, stock-based compensation expense related to warrant grants was $641,000, which consisted of grants to employees of $366,000, directors of $209,000, and consultants of $66,000. During the nine months ended October 31, 2022, stock-based compensation expense related to warrant grants was $1,915,000, which consisted of grants to employees of $1,090,000, directors of $628,000, and consultants of $197,000.

Note 14. Treasury Stock

As of January 31, 2023, treasury stock consisted of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. During the three months ended October 31, 2023, the Company retired the treasury stock related to the Series B Preferred stock. As of October 31, 2023, treasury stock consisted of 190,464 shares of common stock and 60,000 shares of Series C Preferred stock. The shares are considered issued but not outstanding. Therefore, the shares are not used in the EPS calculations.

Note 15. Income Taxes

Our consolidated effective income tax rate for the three and nine months ended October 31, 2023 was 0%. Our consolidated effective income tax rates for the three and nine months ended October 31, 2022 were 26% and 23%, respectively.

Note 16. Net Loss Per Common Share

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,688)	$(1,177)	$(5,928)	$(5,167)
Numerator:
Loss from discontinued operations	(20)	(87)	(690)	(219)
Numerator:
Net loss	$(1,708)	$(1,264)	$(6,618)	$(5,386)
Denominator:
Weighted average common shares outstanding	14,558	9,676	11,485	9,258
Effect of dilutive securities:
Warrants	-	-	-	-
Preferred stock	-	-	-	-
Diluted shares outstanding	14,558	9,676	11,485	9,258
Basic and diluted:
Continuing operations	$(0.12)	$(0.12)	$(0.52)	$(0.56)
Discontinued operations	-	(0.01)	(0.06)	(0.02)
Basic and diluted loss per share	$(0.12)	$(0.13)	$(0.58)	$(0.58)

Note 17. Subsequent Events

On November 27, 2023, the Company entered into a note for $149,500 with a net payment to the Company of $125,000 after an original issue discount of $19,500 and expenses of $5,000. There is a one-time interest charge of 11% which is paid back along with principal over nine monthly payments beginning with the first payment due on December 30, 2023. The maturity date of the note is August 30, 2024.

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

EMPLOYEES

As of October 31, 2023, the Company has 7 employees.

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

Results of Operations

Our operating results for the three and nine months ended October 31, 2023 and 2022 are summarized as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Revenue	$61	$63	$188	$240
Cost of sales	-	-	-	-
Gross profit	61	63	188	240
Selling, general, administrative	667	643	2,285	2,228
Stock based compensation	651	716	2,017	2,197
Depreciation and amortization	21	13	82	60
Total operating expenses	1,339	1,372	4,384	4,485
Loss from operations	(1,278)	(1,309)	(4,196)	(4,245)
Other expense, net	(410)	(246)	(1,725)	(2,454)
Loss from continuing operations before income taxes	(1,688)	(1,555)	(5,921)	(6,699)
Income tax expense (benefit)	-	(378)	7	(1,532)
Loss from continuing operations	(1,688)	(1,177)	(5,928)	(5,167)
Loss from discontinued operations, net of tax	(20)	(87)	(690)	(219)
Net loss	$(1,708)	$(1,264)	$(6,618)	$(5,386)

Revenue

Revenue for the three months ended October 31, 2023 and 2022 was $0.1 million from consulting services. Revenue for the nine months ended October 31, 2023 and 2022 was $0.2 million primarily from consulting services.

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

Operating expenses for the three months ended October 31, 2023 were $1.3 million compared to $1.4 million for the three months ended October 31, 2022.

Operating expenses for the nine months ended October 31, 2023 were $4.4 million compared to $4.5 million for the nine months ended October 31, 2022.

Loss from Operations

Loss from operations for the three months ended October 31, 2023 and 2022 was $1.3 million. Loss from operations for the nine months ended October 31, 2023 and 2022 was $4.2 million.

Other Expense

Other income (expense) consists primarily of sales of cryptocurrency and the associated costs, fair market value adjustments to cryptocurrency, loss on sale of subsidiary, and interest income and expense.

Other expense, net for the three months ended October 31, 2023 was $0.4 million compared to $0.2 million for the three months ended October 31, 2022. Other expense, net for the three months ended October 31, 2023 consists primarily of loss on sale of Mercury of $0.2 million, fair market value expense adjustments related to PulseX of $0.1 million, and loss on sale of cryptocurrencies of $0.1 million. Other expense, net for the three months ended October 31, 2022 consists primarily of loss on sale of cryptocurrencies of $0.2 million.

Other expense, net for the nine months ended October 31, 2023 was $1.7 million compared to $2.5 million for the nine months ended October 31, 2022. Other expense, net for the nine months ended October 31, 2023 consists primarily of fair market value expense adjustments related to PulseX of $1.4 million, loss on sale of Mercury of $0.2 million, and loss on sale of cryptocurrencies of $0.1 million. Other expense, net for the nine months ended October 31, 2022 consists primarily of fair market value expense adjustments to cryptocurrency of $2.2 million and loss on sale of cryptocurrencies of $0.2 million.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(1,708)	$(1,264)	$(6,618)	$(5,386)
Add:
Income tax expense (benefit)	-	(405)	7	(1,599)
Stock based compensation	651	716	2,017	2,197
Depreciation and amortization	46	40	164	140
Net interest expense	11	15	65	41
Adjusted EBITDA	$(1,000)	$(898)	$(4,365)	$(4,607)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities – continuing operations was $1.4 million for the nine months ended October 31, 2023. We had net loss of $5.9 million from continuing operations, which included stock-based compensation of $2.0 million and fair value adjustments to cryptocurrency of $1.4 million due to decreases in the values of cryptocurrencies.

Net cash used in operating activities – continuing operations was $2.1 million for the nine months ended October 31, 2022. We had net loss of $5.2 million from continuing operations, which included fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, and stock-based compensation of $2.2 million.

Net cash used in operating activities – discontinued operations was $0.8 million for the nine months ended October 31, 2023. We had net loss of $0.7 million from discontinued operations.

Net cash provided by operating activities – discontinued operations was $0.6 million for the nine months ended October 31, 2022. We had net loss of $0.2 million from discontinued operations.

Investing Activities

Net cash provided by investing activities – continuing operations was $0.3 million for the nine months ended October 31, 2023, compared to net cash used in investing activities – continuing operations of $0.1 million for the nine months ended October 31, 2022. During the nine months ended October 31, 2023, we had proceeds from cryptocurrencies of $1.0 million partially offset by capital expenditures of $0.7 million. During the nine months ended October 31, 2022, we had capital expenditures of $0.9 million partially offset by proceeds from cryptocurrencies of $0.8 million.

Net cash provided by investing activities – discontinued operations was $0.4 million for the nine months ended October 31, 2023, compared to net cash used in investing activities – discontinued operations of $0 for the nine months ended October 31, 2022. During the nine months ended October 31, 2023, we had proceeds from sale of building of $0.5 million partially offset by capital expenditures of $0.1 million.

Financing Activities

Net cash provided by financing activities was $0.7 million for the nine months ended October 31, 2023, compared to $1.5 million for the nine months ended October 31, 2022. During the nine months ended October 31, 2023, we received proceeds from Epic debt of $0.9 million and $0.2 million receivable from stockholder, partially offset by debt payments of $0.5 million. During the nine months ended October 31, 2022, we sold 250,000 shares of Series C Preferred Stock for $1.0 million and two warrants were exercised for a total of 500,000 shares of common stock resulting in the Company receiving $0.5 million.

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

During the nine months ended October 31, 2023, we received the $0.2 million receivable from stockholder.

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized the loans to the Company in a note. As of July 31, 2023, the outstanding balance was $0.7 million. Subsequent to July 31, 2023, Epic has provided funding and plans to provide additional funding to equal a total note principal of $1.0 million. As of October 31, 2023, the remaining amount to be funded by Epic under the note is $111,000. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025.

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

During the three months ended October 31, 2023, the Company issued 223,427 shares of common stock for services that totaled $166,000.

On November 27, 2023, the Company entered into a note for $149,500 with a net payment to the Company of $125,000 after an original issue discount of $19,500 and expenses of $5,000. There is a one-time interest charge of 11% which is paid back along with principal over nine monthly payments beginning with the first payment due on December 30, 2023. The maturity date of the note is August 30, 2024.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of October 31, 2023.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and nine months ended October 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

During the three months ended October 31, 2023, the Company issued 223,427 shares of common stock for services that totaled $166,000.

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

Everything Blockchain, Inc.

Dated: December 15, 2023	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 15, 2023	By:	/s/ William Regan
William Regan
	Its:	Chief Financial Officer (Principal Financial Officer)

