Form 10-K
period 2024-01-31
Everything Blockchain, Inc.
filed 2024-05-15
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3.8 million. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding 17,410,718

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 31, 2024).

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

OTHER INFORMATION

As used in this report, the terms “we,” “our,” “us” and “the “Company” mean Everything Blockchain, Inc., a Florida corporation and its consolidated subsidiaries, unless the context indicates otherwise. References to “Render” refer to Render Payment Corp., a Puerto Rico corporation and one of our wholly owned subsidiaries. References to “DataStone” refer to DataStone, Inc. (formerly 832 Energy Technology Consultants, LLC), a Florida corporation and one of our wholly owned subsidiaries. References to “Mercury” refer to Mercury, Inc., an Idaho company and one of our wholly owned subsidiaries. References to “Vengar” refer to Vengar Technologies, Inc. (formerly Vengar Technologies LLC), a Florida corporation and one of our wholly owned subsidiaries. In addition, when used herein and unless specifically set forth to the contrary, “2024” refers to the year ended January 31, 2024, and “2023” refers to the year ended January 31, 2023.

PART I

Item 1. Business

HISTORY AND BACKGROUND

The Company, which is headquartered in Jacksonville, Florida, is primarily engaged in the business of consulting and developing data management, blockchain and cybersecurity related solutions. We are a technology company that is blending blockchain, zero-trust, and database management technology to create a platform to solve real world, practical business problems. Our business model is based on building recurring revenue through software subscriptions, licensing agreements, and transaction fees. Our patent-pending advances in blockchain engineering deliver the essential elements needed for real-world business use: speed, security, and energy efficiency. Currently, our lines of business are EB Advise, BuildDB and EB Control.

On October 31, 2023, the Board of Directors approved, and the Company completed, the sale of Mercury to Chris Carter, founder and CEO of Mercury. The Company had utilized Mercury, which is located in Idaho, as its hosting solution since May 2020. The Company, with Mercury, launched its mining operations in the western United States. With the sale of Mercury, the Company no longer mines for Bitcoin.

We are not profitable and have incurred losses since our inception through January 31, 2024, except for the year ended January 31, 2022. The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. These consolidated financial statements do not reflect the adjustments or reclassifications which would be necessary if the Company were unable to continue its operations in the normal course of business.

Corporate Information

Our principal executive office is located at 12574 Flagler Center Blvd., Suite 101, Jacksonville, Florida 32258, and our telephone number is (904) 454-2111. Our fiscal year end is January 31 of each calendar year.

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10K.

OVERVIEW OF INDUSTRY

We currently compete in, or overlap with, three primary market segments: (i) Blockchain, (ii) Database Management, and (iii) Zero-Trust Data Security. These combine for a projected addressable market of more than $700 billion by 2030.

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

OVERVIEW OF COMPANY

EB Advise

EB Advise is the Company’s advisory practice, helping clients to “unthink” their current notions of blockchain. We explore how our blockchain and data storage, management, and protection platforms can address their business problems in a practical and cost-effective way and assist them in the design and implementation of a solution. Our objective is to focus on EB Advise projects that will result in recurring revenue or potential backend revenue that is a substantial multiple of the initial project value.

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

Licensing of the EB Control engine to technology partners has already begun. On January 5, 2024, we launched EB Control Enterprise to the general market.

Patents

The Company, through Vengar and DataStone, has filed patent applications for eight patent families in the United States as well as 16 international patent filings. The patents relate to our ZTDA and protection software, and our blockchain technology. While the Company is in the process of filing multiple additional patents for the protection of its intellectual property, the following list provides reference to our current intellectual property patents:

Docket No.	Type and Jurisdiction	Status Date	Status

ENHANCED SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0100- NP	US Non-Provisional	1/3/2023	Issued (US11570155)
1720-0100-AE	Foreign United Arab Emirates	1/22/2024	Pending Examination
1720-0100-AU	Foreign Australia	1/23/2024	Pending Examination
1720-0100-BR	Foreign Brazil	1/23/2024	Pending Examination
1720-0100-CA	Foreign Canada	1/23/2024	Pending Examination
1720-0100-CN	Foreign People's Republic of China	1/23/2024	Issued (CN114175580B)
1720-0100-EP	Foreign European Patent Organisation	1/23/2024	First Office Action filed
1720-0100-IL	Foreign Israel	1/23/2024	Allowed
1720-0100-IN	Foreign India	1/23/2024	Pending Examination
1720-0100-JP	Foreign Japan	1/23/2024	Pending Examination
1720-0100-KR	Foreign Korea	1/23/2024	Pending Examination
1720-0100-MX	Foreign Mexico	1/23/2024	Pending Examination
1720-0100-SA	Foreign Saudi Arabia	1/23/2024	First Office Action filed

MULTI-FACTOR GEOFENCING SYSTEM FOR SECURE ENCRYPTION AND DECRYPTION SYSTEM
1720-0101-NP	US Non-Provisional	1/16/2024	Issued (11,876,797)
1720-0101-AE	Foreign United Arab Emirates	1/23/2024	Pending Examination
1720-0101-CN	Foreign China	1/23/2024	Pending Examination
1720-0101-EP	Foreign European Patent Organisation	1/23/2024	Pending Examination
1720-0101-SA	Foreign Saudi Arabia	1/23/2024	Allowed

ENHANCED SECURE CRYPTOGRAPHIC COMMUNICATION SYSTEM
1720-0100-NP	US Non-Provisional	1/23/2024	Pending first Office Action
1720-0100-PCT	International (Patent Cooperation Treaty)	1/24/2023	Undergoing pre-exam processing

ZERO-TRUST DISTRIBUTED VOTING SYSTEM
1720-0104-P	Provisional	3/9/2023	Pending Examination

DISPLAY OR PORTION THEREOF WITH GRAPHICAL USER INTERFACE
1720-0202	US Design	1/23/2024	First Office Action filed

QUERY CHAIN: DISTRIBUTED LEDGER FOR INSTANTANEOUS CONSENSUS OF A DIGITAL TWIN
1730-0100-NP	US Non-provisional	1/23/2024	Pending first Office Action

SECURE DRIVE FOR COMPUTER SYSTEMS
1730-0101-NP	Provisional	1/25/2024	Pending first Office Action
1730-0101-PCT	International	1/25/2024	Undergoing pre-exam processing

DESCRIPTION OF SUBSIDIARIES

DataStone has developed many innovations in the areas of distributed computing, artificial intelligence and blockchain technologies. Vengar has developed a ZTDA and protection software that the Company plans to integrate into its blockchain solutions.

EMPLOYEES

As of January 31, 2024, the Company has 7 employees.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. To remediate any material weaknesses, our management has been implementing, and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. We believe that these actions will remediate the material weakness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We have implemented and maintain a cybersecurity program in alignment with NIST standards and industry best practices. This cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats to (i) our information systems and data, which include critical computer networks, third-party hosted services, communications systems, hardware, and software, and (ii) critical data, including our intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and our customers’ data. Core policies within the program include an information security policy, business continuity and disaster recovery policy, incident response policy, cyber supply chain risk management policy, and software development lifecycle policy.

The Company relies on third-party service providers for a variety of products and services to run its information systems. Our Company’s Chief Information Officer and Chief Information Security Officer are provided to us by a third-party service provider. This dependence exposes us, along with others who use these service providers, to the impact of a cyber-attack on their service providers. It is possible for a cyber-attack at a third-party service provider to have a significant financial, operational, or reputational impact to the Company. To reduce the effective impact to the Company of a cyber-attack on a third-party service provider, we continuously monitor the risks associated with our service providers through review of these providers’ cybersecurity programs annually and when material changes to their programs occur.

Governance

Our Board of Directors has a Risk Committee to assist it in fulfilling its oversight responsibility with respect to the management of cybersecurity risks related to our products and services as well as our information technology and network systems. The responsibilities of the Risk Committee include overseeing our implementation and maintenance of cybersecurity measures, data governance, and compliance with applicable information security laws. The Risk Committee receives reports from management concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. In addition, our Audit Committee has oversight responsibility over our internal financial controls and our risk management program, including disclosure controls related to cybersecurity. Senior management is responsible for the day-to-day operations of protecting the Company’s information systems and periodically provides cybersecurity briefings to the entire board of directors. This includes a full brief and update to the Board of Directors from the Chief Information Officer and Chief Information Security Officer on the state of the Company’s cybersecurity program on at least an annual basis.

ITEM 2. PROPERTIES.

Our executive office is located in Jacksonville, Florida, which consists of approximately 800 square feet of leased office space.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Note 10 – Legal Proceedings to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” in this report, we are engaged in certain legal matters, and the disclosure set forth in Note 10 relating to such legal matters is incorporated by reference.

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

Year Ended January 31, 2024	High	Low
First Quarter, ended April 30, 2023	$3.02	$2.00
Second Quarter, ended July 31, 2023	$2.26	$1.16
Third Quarter, ended October 31, 2023	$2.85	$1.01
Fourth Quarter, ended January 31, 2024	$1.10	$0.37

Year Ended January 31, 2023	High	Low
First Quarter, ended April 30, 2022	$6.85	$3.15
Second Quarter, ended July 31, 2022	$4.53	$1.65
Third Quarter, ended October 31, 2022	$4.60	$1.63
Fourth Quarter, ended January 31, 2023	$3.95	$1.40

The closing price of our common stock as reported on the OTC Markets was $0.62 on April 30, 2024.

(b) Holders

As of January 31, 2024, there were approximately 100 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

(e) Recent Sales of Unregistered Securities

The following shares of Common Stock were issued to vendors in exchange for services during the past 12 months:

Name	Shares	Service Cost	Date
Susan Quidley	29,700	$22,000	Oct 2023 – Jan 2024
Molly Miller	21,592	15,992	Oct 2023 – Jan 2024
Tyler Miller	19,627	14,538	Oct 2023 – Jan 2024
Abel Fuller	39,254	29,077	Oct 2023 – Jan 2024
Robert Huffman	22,258	16,487	October 27, 2023
Parnassus Consulting, Inc.	56,250	41,667	Oct 2023 – Jan 2024
Tangible Security, Inc.	195,703	144,966	Oct 2023 – Jan 2024
Lars Are Immanuel Nyman	121,500	90,000	Oct 2023 – Jan 2024
Antidote 71, Inc.	42,160	31,229	Oct 2023 – Jan 2024
RedChip Companies Inc	50,000	56,000	November 10, 2023

The following shares of Series C Preferred Stock were sold to an accredited investor during the past 12 months:

Name	Shares	Total Price	Date
Robert Adams	300,000	$104,000	September 28, 2023

(f) Issuer Purchases of Equity Securities

None

ITEM 6. [RESERVED]

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

Factors Affecting Comparability of Financial Information

Our historical results of operations for the year ended January 31, 2024, may not be comparable with our results of operations for the year ended January 31, 2023, for the reasons discussed below.

On October 31, 2023, the Company completed the sale of Mercury. Therefore, Mercury’s operations are only included in the Company’s results for nine months of 2024 versus twelve months in 2023.

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

Our operating results for the years ended January 31, 2024 and 2023 are summarized as follows:

	For the Years Ended January 31,
	2024	2023
	(in thousands)
Revenue	$267	$301
Cost of sales	-	-
Gross profit	267	301
Selling, general and administrative	2,935	2,817
Stock based compensation	2,504	2,912
Depreciation and amortization	167	71
Goodwill impairment	-	1,319
Software impairment	-	135
Total operating expenses	5,606	7,254
Loss from operations	(5,339)	(6,953)
Other expense, net	(1,786)	(2,454)
Loss from continuing operations before income taxes	(7,125)	(9,407)
Income tax (benefit) expense	37	(358)
Loss from continuing operations	(7,162)	(9,049)
Loss from discontinued operations, net of tax	(689)	(395)
Net loss	$(7,851)	$(9,444)

Revenue

Revenue for the years ended January 31, 2024 and 2023 was $0.3 million. Revenue for the year ended January 31, 2024 primarily consists of $0.3 million from consulting services. Revenue for the year ended January 31, 2023 primarily consists of $0.2 million from consulting services and $0.1 million from staking of cryptocurrency.

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

Operating expenses for the year ended January 31, 2024 were $5.6 million compared to $7.3 million for the year ended January 31, 2023.

Operating expenses for the year ended January 31, 2024 of $5.6 million consist primarily of stock-based compensation of $2.5 million, professional fees of $0.8 million, payroll costs and marketing expenses of $0.6 million each, consultant fees of $0.3 million, and depreciation and amortization expense of $0.2 million.

Operating expenses for the year ended January 31, 2023 of $7.3 million consist primarily of stock-based compensation of $2.9 million, goodwill impairment of $1.3 million, payroll costs of $0.8 million, professional fees and marketing expenses of $0.7 million each, consultant fees of $0.2 million, and depreciation and amortization expense, and software impairment of $0.1 million each. The goodwill impairment relates to the write off of the Mercury goodwill. The software impairment relates to the write off of Render software.

Loss from Operations

Loss from operations for the year ended January 31, 2024 was $5.3 million compared to $7.0 million for the year ended January 31, 2023. The primary reason for the decrease in loss from operations is due to the goodwill and software impairments recorded for the year ended January 31, 2023.

Other Expense, Net

Other expense, net consists primarily of sales of cryptocurrency and the associated costs, fair market value adjustments to cryptocurrency, and interest income and expense.

Other expense, net for the year ended January 31, 2024 was $1.8 million compared to $2.5 million for the year ended January 31, 2023. Other expense, net for the year ended January 31, 2024 of $1.8 million consists primarily of fair market value expense adjustments related to PulseX of $1.4 million, loss on sale of Mercury of $0.2 million, and loss on sale of cryptocurrencies of $0.1 million. Other expense, net for the year ended January 31, 2023 of $2.5 million consists primarily of fair market value expense adjustments to cryptocurrency of $2.2 million and net loss from sales of cryptocurrency of $0.2 million.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Years Ended January 31,
	2024	2023
	(in thousands)
Net loss	$(7,851)	$(9,444)
Add:
Income tax (benefit) expense	37	(474)
Stock based compensation	2,504	2,912
Depreciation and amortization expense	248	178
Goodwill impairment	-	1,319
Software impairment	-	135
Net interest expense	131	58
Adjusted EBITDA	$(4,931)	$(5,316)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities – continuing operations was $1.5 million for the year ended January 31, 2024. We had net loss of $7.2 million from continuing operations, which included stock-based compensation of $2.5 million and fair value adjustments to cryptocurrency of $1.4 million due to decreases in the values of cryptocurrencies.

Net cash used in operating activities – continuing operations was $2.9 million for the year ended January 31, 2023. We had net loss of $9.0 million from continuing operations, which included stock-based compensation of $2.9 million, fair value adjustments to cryptocurrency of $2.2 million, due to decreases in the values of cryptocurrencies, goodwill impairment of $1.3 million, and realized net loss on investment in cryptocurrency of $0.2 million.

Net cash used in operating activities – discontinued operations was $0.8 million for the year ended January 31, 2024. We had net loss of $0.7 million from discontinued operations.

Net cash provided by operating activities – discontinued operations was $0.1 million for the year ended January 31, 2023. We had net loss of $0.4 million from discontinued operations.

Investing Activities

Net cash provided by investing activities – continuing operations was $0.1 million for the year ended January 31, 2024, compared to net cash used in investing activities – continuing operations of $0.4 million for the year ended January 31, 2023. During the year ended January 31, 2024, we had proceeds from cryptocurrencies of $1.0 million partially offset by capital expenditures of $0.9 million. During the year ended January 31, 2023, we had capital expenditures of $1.2 million partially offset by proceeds from sale of cryptocurrencies of $0.8 million.

Net cash provided by investing activities – discontinued operations was $0.4 million for the year ended January 31, 2024, compared to net cash used in investing activities – discontinued operations of $0 for the year ended January 31, 2023. During the year ended January 31, 2024, we had proceeds from sale of building of $0.5 million partially offset by capital expenditures of $0.1 million.

Financing Activities

Net cash provided by financing activities was $1.1 million for the year ended January 31, 2024, compared to $3.0 million for the year ended January 31, 2023. During the year ended January 31, 2024, we received proceeds from Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins, debt of $1.1 million, third-party debt of $0.2 million, and receivable from stockholder of $0.2 million, partially offset by debt payments of $0.5 million. During the year ended January 31, 2023, we sold 1.3 million shares of Series C Preferred Stock for $2.5 million, and warrants were exercised for a total of 0.6 million shares of common stock resulting in the Company receiving $0.6 million.

Liquidity and Capital Resources

We fund operations primarily through cash on hand, cash from sales of common stock, Series C Preferred Stock, cryptocurrencies, exercises of warrants, and the support of Michael Hawkins.

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

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive during the year ending January 31, 2025. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is upon receipt of the employee retention credit refund.

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of January 31, 2024, the note balance is $1.1 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share. During the year ended January 31, 2024, the Company was late on three of its interest payments. Epic chose to take the late interest payments in the form of Company common stock. On January 30, 2024, the Company issued to Epic 45,000 shares of common stock in lieu of interest payments of $45,000.

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

During the year ended January 31, 2024, the Company issued 598,044 shares of common stock for services that totaled $461,957. Also, during the year ended January 31, 2024, we received the $0.2 million receivable from stockholder.

On March 7, 2024, the Company sold 118,585 shares of common stock for $0.1 million to OEM partner, Alamo City Engineering Services, Inc. (“ACES”), which is owned by our board member Craig Stephens. On April 19, 2024, the Company sold 184,802 shares of common stock for $0.1 million to ACES.

On March 21, 2024, the Company entered into a note for $83,300 with a net payment to the Company of $65,000 after an original issue discount of $13,300 and expenses of $5,000. There is a one-time interest charge of 14% which is paid back along with principal over the term of the note beginning with the first payment due on September 30, 2024. The maturity date of the note is December 30, 2024.

On April 9, 2024, we sold 50,000 shares of common stock to a third party for $28,500.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of January 31, 2024.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a succinct history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Everything Blockchain, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Everything Blockchain Inc. and its subsidiaries (“the Company”) as of January 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended January 31, 2024 and 2023, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of January 31, 2024, the Company suffered losses from operations in all years since inception, except for the year ended January 31, 2022. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value Measurements Included in subsidiaries acquisitions— Refer to Notes 2 and 7 to the financial statements

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

Assessment of uncertain tax positions — Refer to Note 15 to the financial statements

Critical Audit Matter Description

As discussed in Note 15, to the consolidated financial statements, the Company has recognized uncertain tax positions including associated interest and penalties. The Company’s tax positions are subject to audit by local taxing authorities and the resolution of such audits may span multiple years. Tax law is complex and often subject to varied interpretations. Accordingly, the ultimate outcome with respect to taxes the Company may owe may differ from the amounts recognized.

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

Mitzpe Netofa, Israel

May 15, 2024

Everything Blockchain, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	As of January 31,
	2024	2023
ASSETS
Current Assets
Cash	$60	$657
Current cryptocurrencies	-	4
Prepaid expenses	189	2,601
Other assets	207	127
Assets of discontinued operations	-	382
Total current assets	$456	$3,771
Property, plant and equipment, net	2	5
Goodwill	16,504	16,504
Intangible assets, net	5,017	4,270
Other assets	221	463
Assets of discontinued operations	-	655
Total assets	$22,200	$25,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,843	$1,072
Accounts payable related party	-	13
Current portion of long-term debt	215	-
Reserve for legal settlements	154	154
Deferred revenue	250	250
Liabilities of discontinued operations	-	582
Total current liabilities	$2,462	$2,071
Long-term liabilities
Debt	1,132	-
Liabilities of discontinued operations	-	47
Total long-term liabilities	$1,132	$47
Total Liabilities	$3,594	$2,118
Stockholders’ Equity
Series A Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 150,000 and 200,000 shares issued and outstanding as of January 31, 2024 and 2023, respectively	-	-
Series B Preferred stock, $0.0001 par value; 0 shares authorized, issued and outstanding as of January 31, 2024; 1,500,000 shares authorized; 650,000 shares issued and 400,000 shares outstanding as of January 31, 2023	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 and 2,000,000 shares authorized as of January 31, 2024 and 2023, respectively; 1,352,632 shares issued and outstanding as of January 31, 2024; 1,000,000 shares issued and outstanding as of January 31, 2023	-	-
Common stock, $0.0001 par value, voting; 200,000,000 shares authorized; 16,902,546 shares issued and outstanding as of January 31, 2024; 9,949,966 shares issued and 9,923,304 shares outstanding as of January 31, 2023	1	1
Treasury stock	-	(1,691)
Additional paid-in capital	86,991	85,975
Receivable from stockholder	-	(200)
Accumulated deficit	(68,386)	(60,535)
Total stockholders’ equity	$18,606	$23,550
Total liabilities and stockholders’ equity	$22,200	$25,668

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Years Ended
	January 31,
	2024	2023

Revenue	$267	$301
Cost of sales	-	-
Gross profit	$267	$301
Selling, general, and administrative	2,935	2,817
Stock based compensation	2,504	2,912
Depreciation and amortization	167	71
Goodwill impairment	-	1,319
Software impairment	-	135
Total operating expenses	$5,606	$7,254
Loss from operations	(5,339)	(6,953)
Other expense, net	(1,786)	(2,454)
Loss from continuing operations before income taxes	$(7,125)	$(9,407)
Income tax (benefit) expense	37	(358)
Loss from continuing operations	(7,162)	(9,049)
Loss from discontinued operations, net of tax	(689)	(395)
Net loss	$(7,851)	$(9,444)

Basic and diluted loss per share:
Continuing operations	$(0.56)	$(0.96)
Discontinued operations	$(0.05)	$(0.04)
Basic and diluted loss per share	$(0.61)	$(1.00)
Weighted average shares outstanding – basic and diluted	12,765,561	9,425,769

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

						Additional	Receivable		Total
	Preferred Stock		Common Stock		Treasury	Paid-in	from	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity

Balance – January 31, 2022	600	$-	8,604	$1	$(1,599)	$80,134	$-	$(51,091)	$27,445
Issuance of Series C Preferred	1,250	-	-	-	-	2,500	-	-	2,500
Conversion of Series C Preferred into common stock	(250)	-	561	-	-	-	-	-	-
Warrant exercise	-	-	785	-	-	785	(200)	-	585
Sale of asset	-	-	(27)	-	(92)	-	-	-	(92)
Stock based compensation	-	-	-	-	-	2,556	-	-	2,556
Net loss	-	-	-	-	-	-	-	(9,444)	(9,444)
Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Conversion of Series A Preferred into common stock	(50)	-	2,500	-	-	-	-	-	-
Conversion of Series B Preferred into common stock	(400)	-	4,000	-	-	-	-	-	-
Issuance of Series C Preferred	413	-	-	-	-	340	-	-	340
Cancellation of treasury stock	-	-	-	-	2,034	(2,034)	-	-	-
Cancellation of shares to settle disputed receivable	-	-	(49)	-	(127)	-	-	-	(127)
Sale of Mercury	(60)	-	(115)	-	(216)	-	-	-	(216)
Stock issued in exchange for accounts payable	-	-	644	-	-	506	-	-	506
Warrant exercise	-	-	-	-	-	-	200	-	200
Stock based compensation	-	-	-	-	-	2,204	-	-	2,204
Net loss	-	-	-	-	-	-	-	(7,851)	(7,851)
Balance – January 31, 2024	1,503	$-	16,903	$1	$-	$86,991	$-	$(68,386)	$18,606

See Accompanying Notes to Consolidated Financial Statements.

Everything Blockchain, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,851)	$(9,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	689	395
Loss from sale of subsidiary	170	-
Stock based compensation	2,504	2,912
Goodwill impairment	-	1,319
Software impairment	-	135
Deferred income tax expense	-	(618)
Net loss on exchanges	-	4
Realized net loss on investment in cryptocurrency	73	186
Loss on cryptocurrency impairment	-	-
Fair value adjustment to cryptocurrency	1,448	2,206
Depreciation and amortization	167	71
Changes in operating assets and liabilities:
Prepaid expenses	(73)	(43)
Other assets	35	(91)
Accounts payable to related parties	(13)	(10)
Accounts payable and accrued expenses	1,325	(56)
Deferred revenue	-	150
Cash used in operating activities of continuing operations	(1,526)	(2,884)
Cash provided by (used in) operating activities of discontinued operations	(768)	91
Net cash used in operating activities	$(2,294)	$(2,793)
Cash flows from investing activities:
Proceeds from sale of cryptocurrency	974	755
Capital expenditures	(912)	(1,194)
Sale of assets	-	3
Cash provided by (used in) investing activities of continuing operations	62	(436)
Cash provided by (used in) investing activities of discontinued operations	401	(27)
Net cash provided by (used in) investing activities	$463	$(463)
Cash flows from financing activities:
Proceeds from debt - related party	1,187	-
Proceeds from debt	165	-
Payment of debt	(485)	(32)
Proceeds from issuance of Series C Preferred Stock	-	2,500
Proceeds from exercise of warrants	200	550
Net cash provided by financing activities	$1,067	$3,018
Net Change in Cash	(764)	(238)
Cash, beginning of period – continuing operations	657	810
Cash, beginning of period – discontinued operations	167	252
Cash, end of period	60	824
Cash from discontinued operations, end of period	-	167
Cash from continuing operations, end of period	$60	$657

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$90	$-
Cash paid for income taxes	$-	$3

Non-cash Investing and Financing Activities:
Acquisition of cryptocurrency	$2,242	$-
Issuance of Series C Preferred for cryptocurrency	250	-
Issuance of Series C Preferred	90	-
Settlement of disputed receivable for common stock	127	-
Retirement of treasury stock	2,034	-
Sale of subsidiary	217	-
Issuance of common stock for services	462	-
Issuance of common stock to related party in lieu of interest payments	45	-
Conversion of accounts payable to related party to common stock	-	35
Sale of asset for common stock	-	92
Exercise of warrant for receivable	-	200

See Accompanying Notes to Consolidated Financial Statements.

EVERYTHING BLOCKCHAIN, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

The accompanying consolidated financial statements of Everything Blockchain, Inc. (“EBI”) and its consolidated subsidiaries (collectively, the “Company,” “we,” “us” or “our”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of EBI and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Subsidiaries of the Company

The subsidiaries of the Company are Render Payment Corp., DataStone, Inc. (“DataStone”, formerly 832 Energy Technology Consultants, LLC), Mercury, Inc. (“Mercury”), Vengar Technologies, Inc. (“Vengar”, formerly Vengar Technologies LLC), Everything Blockchain Technology Corporation, and EBI International, Inc.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the years ended January 31, 2024 and 2023, the Company capitalized software development costs of $912,000 and $1,174,000, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 and $0.4 million in excess of federally insured limits on January 31, 2024, and January 31, 2023, respectively.

Our cryptocurrency balances are maintained in accounts held by institutions located in and outside the United States. The Company maintains amounts on deposit that often exceed coverage from third party insured limit of up to $1,000,000. The risk is managed by maintaining multiple accounts with various accounts held in a cold storage wallet. The Company had no cryptocurrency at January 31, 2024.

Cost of Services Provided

Cost of services provided includes programs licensed; costs incurred to support and maintain Internet-based products and services, including data center costs and royalties; warranty costs; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products, which the Company rates at five years.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of January 31, 2024 and 2023.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s goodwill was the result of the acquisitions of DataStone, Mercury, and Vengar. The Company tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible Assets

The Company tests intangible assets for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred.

Intangible assets consist of the following:

	As of January 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$146	$5,017
Non-compete agreements	82	82	-
Total Intangibles	$5,245	$228	$5,017

	As of January 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$4,251	$-	$4,251
Non-compete agreements	82	63	19
Total Intangibles	$4,333	$63	$4,270

The IP/Technology is amortized over five years. For the year ended January 31, 2023, the IP/Technology was still being developed so no amortization was recorded. The non-compete agreements are amortized over two years.

Acquisition Method of Accounting

The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

Advertising Costs and Expense

The advertising costs are expensed as incurred. Advertising costs were $0.6 million and $0.7 million for the years ended January 31, 2024 and 2023, respectively.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2024 and 2023.

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

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of the new standard will not have a material impact on the Company’s consolidated financial statements.

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended January 31, 2024 and 2023, have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. Though the year ended January 31, 2022 resulted in positive cash flow and net income, there are no assurances the Company will generate a profit or obtain positive cash flow in the future. The Company has sustained its solvency for the years ended January 31, 2024 and 2023 through the support of its shareholder and chairman, Michael Hawkins, or companies controlled by Michael Hawkins, which raise substantial doubt about its ability to continue as a going concern.

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

As of January 31,
2023
Current assets
Cash	$167
Accounts receivable, net	89
Inventory	64
Prepaid expenses	62
Total current assets	382
Property, plant and equipment, net	655
Total assets	$1,037

Current liabilities
Accounts payable and accrued expenses	$79
Current portion of long-term debt	474
Deferred revenue	29
Total current liabilities	$582
Long-term liabilities
Debt	47
Total long-term liabilities	$47
Total liabilities	$629

The following table summarizes the results of discontinued operations (in thousands).

	For the Years Ended January 31,
	2024	2023
Revenue	$890	$2,311
Cost of sales	210	1,540
Gross profit	680	771
Selling, general, and administrative	1,395	1,118
Depreciation and amortization	81	107
Total operating expenses	1,476	1,225
Loss from operations	(796)	(454)
Other income (expense), net	107	(57)
Loss before income taxes	(689)	(511)
Income tax benefit	-	116
Net loss	$(689)	$(395)

Note 5. Cryptocurrency Assets

The Company transacts business with cryptocurrency assets. The Company records cryptocurrency assets as an intangible asset with infinite life. We classify cryptocurrency assets that have a market value and substantial liquidity as current intangible assets. The following chart shows our cryptocurrency assets (in thousands):

Current Assets
	As of January 31,
	2024	2023
Coin Symbol	FMV
BTC	$-	$4
	$-	$4

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

During the year ended January 31, 2024, the Company recorded in other income (expense), net fair value expense adjustments of $1.4 million. During the year ended January 31, 2023, the Company recorded in other income (expense), net fair value expense adjustments of $2.2 million and an expense of $0.2 million on the sales of cryptocurrencies.

Note 6. Property, Plant and Equipment

Property, plant, and equipment consisted of the following (in thousands):

	As of January 31,
	2024	2023
Computer equipment and computer software	19	20
Less: Accumulated depreciation	(17)	(15)
Total property, plant and equipment, net	$2	$5

Note 7. Goodwill

Goodwill consisted of the following (in thousands):

	As of January 31,
	2024	2023
Acquisition of DataStone	$1,651	$1,651
Acquisition of Vengar	14,853	14,853
Total goodwill	$16,504	$16,504

Management considered the net losses since the Mercury acquisition as well as cash flow projections as indicators that a potential impairment of the goodwill related to Mercury may have occurred. Based on further analysis, management decided there was an impairment of goodwill. For the year ended January 31, 2023, the Company recorded an impairment charge of $1.3 million.

Note 8. Debt

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive during the year ending January 31, 2025. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is upon receipt of the employee retention credit refund.

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of January 31, 2024, the note balance is $1.1 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share. During the year ended January 31, 2024, the Company was late on three of its interest payments. Epic chose to take the late interest payments in the form of Company common stock. Therefore, the Company issued to Epic 45,000 shares of common stock in lieu of interest payments of $45,000.

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

Note 9. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the years ended January 31, 2024 and 2023.

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

Note 11. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)
	As of January 31,
	2024	2023
Prepaid expenses	$-	$2,000
Accounts payable and accrued expenses	158	28
Loans payable	1,199	13

Related party income statement items (in thousands)
	For the Years Ended January 31,
	2024	2023
Consulting expenses	$266	$242
Payroll expenses	528	611
Stock based compensation	2,089	2,299

Loans

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive during the year ending January 31, 2025. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of January 31, 2024, the note balance is $1.1 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share. During the year ended January 31, 2024, the Company was late on three of its interest payments. Epic chose to take the late interest payments in the form of Company common stock. Therefore, the Company issued to Epic 45,000 shares of common stock in lieu of interest payments of $45,000.

Cryptocurrency

During the quarter ended July 31, 2021, the Company issued shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

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

Equity

On January 5, 2023, the Company sold one million shares of Series C Preferred Stock for $1.5 million to OEM partner, Alamo City Engineering Services, Inc. (“ACES”), which is owned by our board member Craig Stephens.

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

Warrants

On September 5, 2023, the board of directors approved the repricing of the exercise price of 2,125,000 warrants to $1.00 per share and extending the expiration date of the warrants until January 31, 2028.

On September 5, 2023, the Company issued one warrant to a board member for the purchase of up to a total of 100,000 shares of common stock at $1.00 per share. The warrant expires on September 5, 2028.

Sale of Mercury

On August 15, 2023, Epic, with the approval of the board, purchased Mercury’s building for $480,000. Mercury used $461,000 of the proceeds from the sale to payoff both Mercury’s line of credit and term loan. After paying off the notes and closing costs, Mercury was left with $11,000 for general corporate purposes.

Sale of Vehicle

On August 11, 2022, our board of directors approved the sale of our 2022 Cadillac Escalade to Eric Jaffe, our former chief executive officer and board member, for $91,983. Mr. Jaffe paid for the vehicle with 26,662 shares of his Company common stock. The shares were considered treasury stock at January 31, 2023.

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

Note 12. Stockholders’ Equity

Common Stock

As of January 31, 2024 and 2023, the Company had 200 million common shares authorized, with 16,902,546 and 9,949,966 common shares at a par value of $0.0001 issued, respectively. As of January 31, 2024 and 2023, the Company had 16,902,546 and 9,923,304 common shares outstanding, respectively.

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

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.2 million at January 31, 2023. During the year ended January 31, 2024, we received the $0.2 million.

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

During the year ended January 31, 2024, a holder of 50,000 Series A Preferred shares elected to convert his shares into 2.5 million shares of common stock.

On October 31, 2023, the Board of Directors approved, and the Company completed, the sale of Mercury to Chris Carter, founder and CEO of Mercury. The sales price consisted of 115,000 shares of Company common stock and 60,000 shares of Company Series C Preferred Stock, owned by Chris Carter, for a total sales price of $216,583.

During the year ended January 31, 2024, the Company issued 598,044 shares of common stock for services that totaled $461,957.

During the year ended January 31, 2024, stock-based compensation expense related to stock grants was $300,000 from a grant to an employee. During the year ended January 31, 2023, stock-based compensation expense related to stock grants was $356,000, which consisted of grants to employee of $300,000 and consultants of $56,000.

Preferred Stock

Series A Preferred Stock

As of January 31, 2024 and 2023, the Company had one million Series A Preferred shares, par value $0.0001, authorized.  As of January 31, 2024, the Company had 150,000 Series A Preferred shares issued and outstanding. As of January 31, 2023, the Company had 200,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

During the year ended January 31, 2022, the Company issued 50,000 shares of Series A Preferred Stock to Epic. The issuance was done as a prepayment for services to generate sales for the Company. The shares are earned as sales generated by Epic achieve certain sales targets.

In May 2023, Overwatch distributed to us Pulse and PulseX tokens of 12.3 billion each. As a result of this transaction, the Company distributed to Epic 2.5 billion Pulse tokens. The receipt of Pulse and PulseX also earned Epic 50,000 shares of Series A Preferred Stock, which were issued to Epic during the year ended January 31, 2022 and recorded as a prepaid expense of $2.0 million. Our board decided that the value received from Pulse and PulseX, in lieu of sales, satisfied the requirements for the Series A Preferred Stock to be earned by Epic.

During the year ended January 31, 2024, a holder of 50,000 Series A Preferred shares elected to convert his shares into 2.5 million shares of common stock.

The 150,000 shares of Series A Preferred Stock are eligible to be converted into common stock at the option of the holder of the Series A Preferred Stock.

Series B Preferred Stock

As of January 31, 2024, the Company had no Series B Preferred shares, par value $0.0001, authorized, issued and outstanding. As of January 31, 2023, the Company had 1.5 million Series B Preferred shares, par value $0.0001, authorized, with 650,000 Series B Preferred shares issued and 400,000 Series B Preferred shares outstanding. The Series B Preferred stock converts into common stock at the option of the holder of the Series B Preferred, after twenty-four months of ownership. The conversion rate for every one share of Series B Preferred stock is ten shares of common stock.

On August 2, 2023, Paul Rosenberg elected to convert 275,000 shares of Series B Preferred Stock into 2,750,000 shares of common stock. On August 2, 2023, Epic elected to convert 125,000 shares of Series B Preferred Stock into 1,250,000 shares of common stock. On August 2, 2023, the Company officially retired the following class of stock: Series B Preferred.

Series C Preferred Stock

As of January 31, 2024, the Company had ten million Series C Preferred shares, par value $0.0001, authorized with 1.4 million Series C Preferred shares issued and outstanding. As of January 31, 2023, the Company had 2 million Series C Preferred shares, par value $0.0001, authorized, with one million Series C Preferred shares issued and outstanding.

On March 17, 2022, the board of directors approved the conversion of two million shares of blank check preferred stock into two million shares of Series C Preferred Stock, par value $0.0001. The Series C Preferred Stock shall rank senior to the Company’s common stock, Series A Preferred Stock, and Series B Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, after six months of ownership, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less. During the year ended January 31, 2024, the board approved increasing the authorized shares from two million to ten million.

On April 19, 2022, the Company sold 250,000 shares of Series C Preferred Stock for $1.0 million.

On June 14, 2022, our board of directors approved the early conversion of 250,000 shares of Series C Preferred Stock into 560,928 shares of common stock.

On January 5, 2023, the Company sold one million shares of Series C Preferred Stock for $1.5 million to ACES.

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

On October 31, 2022, two warrants were exercised for a total of 250,000 shares of common stock, resulting in the Company having a receivable for $0.2 million. Since the receivable is from a stockholder, it was recorded as a contra-equity account at January 31, 2023. During the year ended January 31, 2024, the receivable was collected.

On September 5, 2023, the board of directors approved the repricing of the exercise price of 2,125,000 warrants to $1.00 per share and extending the expiration date of the warrants until January 31, 2028.

On September 5, 2023, the Company issued seven warrants to four consultants, two employees, and one board member for the purchase of up to a total of 580,000 shares of common stock at $1.00 per share. The warrants expire on September 5, 2028.

A summary of warrant activity for years ended January 31, 2024 and January 31, 2023 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2022	4,991,000	$2.83
Cancelled/Expired	(875,000)	1.71
Exercised	(785,000)	1.00
Granted	25,000	9.00
Warrants outstanding at January 31, 2023	3,356,000	$3.60
Cancelled/Expired	(1,325,000)	1.82
Granted	580,000	1.00
Warrants outstanding at January 31, 2024	2,611,000	$1.09

During the year ended January 31, 2024, stock-based compensation expense related to warrant grants was $2,204,000, which consisted of grants to employees of $1,335,000, directors of $754,000, and consultants of $115,000. During the year ended January 31, 2023, stock-based compensation expense related to warrant grants was $2,556,000, which consisted of grants to employees of $1,399,000, directors of $893,000, and consultants of $264,000.

Note 14. Treasury Stock

As of January 31, 2023, treasury stock consisted of 250,000 shares of Series B Preferred stock and 26,662 shares of common stock. During the year ended January 31, 2024, the Company retired all the treasury stock. The treasury stock shares were considered issued but not outstanding. Therefore, the shares were not used in the EPS calculations.

Note 15. Income Taxes

Domestic and foreign loss from continuing operations before provision for income tax (in thousands):

	For the Years Ended January 31,
	2024	2023
Domestic	$(7,125)	$(9,407)
Foreign	-	-
Total	$(7,125)	$(9,407)

The income tax (benefit) provision for continuing operations contains the following components (in thousands):

	For the Years Ended January 31,
	2024	2023
Current
Federal	$31	$112
State	6	32
Foreign	-	-
Total Current	37	144
Deferred
Federal	-	(414)
State	-	(88)
Foreign	-	-
Total Deferred	-	(502)
Total (Benefit) Expense from continuing operations	$37	$(358)

The components of the net deferred tax liability are as follows (in thousands):

	As of January 31,
	2024	2023
Net operating loss carryforward	$1,568	$700
Stock compensation	1,442	1,069
Reserves	76	11
Total deferred tax assets	3,086	1,780
Less valuation allowance	(2,699)	(1,550)
Net deferred tax asset	387	230

Fixed assets	1	1
Intangibles	(388)	(231)
Total deferred tax liabilities	(387)	(230)

Net deferred tax liability	$-	$-

Net Change in Valuation Allowance	$1,149	1,550

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate for continuing operations is as follows ($ in thousands):

	For the Years Ended January 31,
	2024		2023
Loss before taxes	$(7,125)		$(9,407)

Tax expense (benefit) at the statutory rate	$(1,496)	21.00%	$(1,975)	21.00%
State income taxes, net of federal benefit	18	-0.30%	(321)	3.41%
Change in valuation allowance	1,149	-16.1%	1,443	-15.34%
Non-deductible stock compensation	63	-0.90%	75	-0.80%
Permanent differences	243	-3.40%	277	-2.94%
Return to Provision True Up	60	-0.80%	143	-1.52%
Tax (Benefit) Expense from continuing operations	$37	-0.50%	$(358)	3.81%

The net operating loss carryforwards as of January 31, 2024 are as follows (in thousands):

	Gross	Tax-Effected
Federal - definite	$-	$-
Federal - indefinite	6,607	1,387
Total Federal NOL	6,607	1,387

State	4,019	228
State difference	-	(47)
Total State NOL	4,019	181

Total	$10,626	$1,568

Net Operating Loss Summary by Jurisdiction
Federal	$6,607	$1,387
State	4,019	181
Foreign	-	-
Total	$10,626	$1,568

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

Note 16. Net Income (Loss) Per Common Share

	For the Years Ended January 31,
	2024	2023
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(7,162)	$(9,049)
Numerator:
Loss from discontinued operations	$(689)	$(395)
Numerator:
Net loss	$(7,851)	$(9,444)
Denominator:
Weighted average common shares outstanding	12,766	9,426
Effect of dilutive securities:
Warrants	-	-
Preferred stock	-	-
Diluted shares outstanding	12,766	9,426
Basic and diluted:
Continuing operations	$(0.56)	$(0.96)
Discontinued operations	$(0.05)	$(0.04)
Basic and diluted loss per share	$(0.61)	$(1.00)

Note 17. Subsequent Events

On March 7, 2024, the Company sold 118,585 shares of common stock for $0.1 million to ACES. On April 19, 2024, the Company sold 184,802 shares of common stock for $0.1 million to ACES.

On March 21, 2024, the Company entered into a note for $83,300 with a net payment to the Company of $65,000 after an original issue discount of $13,300 and expenses of $5,000. There is a one-time interest charge of 14% which is paid back along with principal over the term of the note beginning with the first payment due on September 30, 2024. The maturity date of the note is December 30, 2024.

On April 9, 2024, we sold 50,000 shares of common stock to a third party for $28,500.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of January 31, 2024 and 2023.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of January 31, 2024 and 2023 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented were effective. Therefore, the aforementioned control deficiencies continued to exist as of January 31, 2024. We believe the control deficiencies described herein, individually, and when aggregated, represent material weaknesses in our internal control over financial reporting as of January 31, 2024 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective as of January 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended January 31, 2024 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of January 31, 2024. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended January 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions
Directors:
Richard C. Schaeffer, Jr. (1)	2021	75	Director
Dr. Najwa Aaraj (1)	2023	41	Director
Robert E. Adams (1)	2020	52	Director
Craig T. Stephens (1)	2024	64	Director
Michael W. Hawkins	2020	61	Director and Chairman of the Board of Directors
Officers:
Toney E. Jennings	2021	64	Chief Executive Officer and Chief Operating Officer
William C. Regan	2021	65	Chief Financial Officer
Brandon L. Hart	2021	55	Chief Technology Officer

(1)	Fits criteria as an “Independent Director,” as defined in NYSE Listed Company Manual, Section 303A.02(a)(i) and NASDAQ Listing Rules 5005(a)(20) and 5605(a)(2) (footnotes incorporated).

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

Dr. Najwa Aaraj was appointed as a Director of the Company on August 9, 2023. Dr. Aaraj is a member of the Audit and Risk Committees. Since May 2019, Dr. Najwa Aaraj has been the Chief Researcher of the Cryptography Research Center and the Autonomous Robotics Center at the Technology Innovation Institute (TII), United Arab Emirates, where she leads the research and development of cryptographic and quantum communication technologies, as well as the advancement of autonomous robotics and self-navigating vehicles. She has over 15 years of experience with global firms, working in multiple geographies from Australia to the United States. Before joining TII, Dr. Aaraj was Senior Vice President of Products & Cryptography Development at DarkMatter. She was also formerly at Booz & Company, where she led consulting engagements in the communication and technology industry. She also held a Research Fellow position with the Embedded Systems Security Group at IBM T.J. Watson Security Research in New York State, and with the Intel Security Research Group in Portland, Oregon, where she worked on trusted platform modules and contributed to an early protype of a TPM 2.0 based firmware. She was also a Research Staff Member at NEC Laboratories in Princeton, New Jersey. Dr. Aaraj is on the advisory board of New York-based Neutigers. She is also Advisor within the Strategic Advisory Group at Paladin Capital Group (Cyber Venture Capital) and Adjunct Professor at the Mohamed Bin Zayed University of Artificial Intelligence. In addition, she is an adviser to multiple security and machine learning start-ups, including Okinawa Institute of Science and Technology Graduate University. Dr. Aaraj earned a PhD with Highest Distinction in Applied Cryptography and Embedded Systems Security from Princeton University.

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

Craig T. Stephens was appointed as a Director of the Company on March 14, 2024. Mr. Stephens founded Alamo City Engineering Services, Inc. (“ACES”) in 2001, and serves as its President and Chief Executive Officer. ACES is a large, privately held solutions firm that provides IT and cybersecurity services to public and private entities. Earlier in his career, Mr. Stephens spent twenty years in the U.S. Navy obtaining the rank of Command Master Chief. Mr. Stephens is a member of the Disabled American Veterans, Fleet Reserve Association, Veterans of Foreign Wars, and the American Legion. Mr. Stephens holds a Master of Science degree in International Relations from Troy State University, as well as numerous industry certifications.

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

The Audit Committee consists of Mr. Adams, Dr. Aaraj, and Mr. Schaeffer. Mr. Adams is the Chairman of the Audit Committee. The Charter of the Audit Committee was filed with the Annual Report for the year ended January 31, 2021.

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

The Risk Committee consists of Mr. Adams, Dr. Aaraj, and Mr. Schaeffer. Mr. Schaeffer is the Chairman of the Risk Committee. The Risk Committee Charter was filed with the Annual Report for the year ended January 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

Mr. Jaffe was appointed as the CEO on March 15, 2021, and resigned as CEO on July 31, 2022. Mr. Jennings was appointed as CEO on July 31, 2022.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company, during the years ended January 31, 2024 and 2023, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the years ended January 31, 2024 and 2023. Messrs. Jennings, Regan, and Hart are collectively referred to as the “Named Executive Officers.” Compensation information is shown for the years ended January 31, 2024 and January 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Toney E. Jennings(1)	2024	196,875	-	-	-	-	-	-	196,875
CEO and COO	2023	225,000	49,000	-	-	-	-	-	274,000

William C. Regan(2)	2024	87,500	-	-	-	-	-	-	87,500
CFO	2023	100,000	-	-	-	-	-	-	100,000

Brandon L. Hart(3)	2024	133,875	-	-	-	-	-	-	133,875
CTO	2023	153,000	42,000	-	-	-	-	-	195,000

Richard C. Schaeffer, Jr.(4)	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Dr. Najwa Aaraj(5)	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Robert E. Adams(6) (7)	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Craig T. Stephens(8)	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Michael W. Hawkins(6)(7)	2024	-	-	-	-	-	-	-	-
Director	2023	-	-	-	-	-	-	-	-

Thomas G. Amon(9)	2024	-	-	-	-	-	-	-	-
Former Director	2023	-	-	-	-	-	-	-	-

Eric Jaffe(6)(10)	2024	-	-	-	-	-	-	-	-
Former Director and former CEO	2023	41,667	-	-	-	-	-	-	41,667

1.

Mr. Jennings’ bonuses were based on achieving certain quarterly goals relating to software development and improvements in marketing and sales. On July 31, 2021, the Company issued a warrant to Mr. Jennings for the purchase of up to a total of 200,000 shares of common stock at $5.05 per share, which was subsequently reduced by the board to $1.00 per share. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (July 30) of each year for three consecutive years.

2.

On September 22, 2021, the Company issued a warrant to Mr. Regan for the purchase of up to a total of 400,000 shares of common stock at $6.40 per share, which was subsequently reduced by the board to $1.00 per share. Under the vesting schedule, 100,000 shares vested upon execution of the Stock Warrant Agreement with 100,000 additional shares vesting on the anniversary date (September 21) of each year for three consecutive years.

3.

Mr. Hart’s bonuses were based on achieving certain quarterly goals relating to software development. On July 31, 2021, the Company issued a warrant to Mr. Hart for the purchase of up to a total of 200,000 shares of common stock at $5.05 per share, which was subsequently reduced by the board to $1.00 per share. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (July 30) of each year for three consecutive years.

4.

On September 15, 2021, the Company issued a warrant to Mr. Schaeffer for the purchase of up to a total of 200,000 shares of common stock at $6.40 per share, which was subsequently reduced by the board to $1.00 per share. Under the vesting schedule, 50,000 shares vested upon signing and 50,000 vest per year for three consecutive years.

37

5.

On August 9, 2023, the majority of shareholders of the Company elected to appoint Dr. Najwa Aaraj as the Company’s Director to fulfill the vacant Director of the Board following the resignation of Thomas Amon. On September 5, 2023, the Company issued a warrant to Dr. Aaraj for the purchase of up to a total of 100,000 shares of common stock at $1.00 per share. Under the vesting schedule, 25,000 shares vested upon signing and 25,000 vest per year for three consecutive years.

6.

On March 11, 2021, officers of the Company were issued a warrant to purchase 200,000 shares at $2.21 per share, which was subsequently reduced by the board to $1.00 per share. The warrants expire on January 31, 2028. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 50,000 additional shares vesting on the anniversary date (March 10) of each year for three consecutive years.

7.

On February 1, 2021, directors of the Company were issued a warrant to purchase 125,000 shares at $2.21 per share, which was subsequently reduced by the board to $1.00 per share. The warrants expire on January 31, 2028. Under the vesting schedule, 50,000 shares vested upon execution of the Stock Warrant Agreement with 25,000 additional shares vesting on the anniversary date (January 31) of each year for three consecutive years.

8.	On March 14, 2024, the Board of Directors of the Company elected to appoint Mr. Stephens as the Company’s Director to fulfill the vacant Director of the Board following the resignation of Mr. Jaffe.
9.

On September 20, 2021, the Company issued a warrant to Mr. Amon for the purchase of up to a total of 125,000 shares of common stock at $6.80 per share, which was subsequently reduced by the board to $1.00 per share. Under the vesting schedule, 50,000 shares vested upon signing and 25,000 vest per year for three consecutive years. On July 31, 2023, Mr. Amon resigned as Director of the Company.

10.	On March 13, 2024, Mr. Jaffe resigned as Director of the Company.

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

On September 5, 2023, the Company entered into a Stock Warrant Agreement with Dr. Aaraj. The Stock Warrant Agreement corresponds with the issuance of a warrant to serve as a Director of the Company for a period of 3 years.

Outstanding Equity Awards as of January 31, 2024

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

From April 17, 2020 through March 2023, there has been no cash compensation for members of the board of directors. In January 2023, the board of directors approved director compensation of $2,000 for each in-person board or shareholder meeting effective with the April 2023 board meeting. During the year ended January 31, 2024, director compensation was accrued, but not paid out.

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

Common Stock

The following table indicates beneficial ownership of our common stock, as of January 31, 2024 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)(2)(3)	Beneficial Ownership	of Class(4)
Paul Rosenberg	5,465,860 common shares	32.3
Michael W. Hawkins(5)	2,478,698 common shares	14.6
Shilo Nancy Barker	1,258,750 common shares	7.5
Christian Rishel	1,258,750 common shares	7.5
Abdul Mohsen Al-Faraj	1,085,928 common shares	6.4
Toney E. Jennings	461,970 common shares	2.7
Brandon L. Hart	461,970 common shares	2.7
William C. Regan	305,000 common shares	1.8
Robert E. Adams	250,000 common shares	1.5
Richard C. Schaeffer, Jr.	168,784 common shares	*
Eric C. Jaffe	115,584 common shares	*
Dr. Najwa Aaraj	25,000 common shares	*
Total as a group	13,336,294 common shares	78.8

*	Less than 1%
(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.
(2)	The following shares of common stock that may be acquired within 60 days of January 31, 2024 and are included in the table above:

•	Michael W. Hawkins – 250,000 under warrants
•	Abdul Mohsen Al-Faraj – 25,000 under warrants
•	Toney E. Jennings – 150,000 under warrants
•	Brandon L. Hart – 150,000 under warrants
•	William C. Regan – 300,000 under warrants
•	Robert E. Adams – 250,000 under warrants
•	Richard C. Schaeffer, Jr. – 150,000 under warrants
•	Eric C. Jaffe – 100,000 under warrants
•	Dr. Najwa Aaraj – 25,000 under warrants
•	all beneficial owners as a group – 1,400,000 under warrants

(3)	The Security Ownership table above does not include the following:

•	Michael W. Hawkins – 75,000 under warrants
•	Toney E. Jennings – 50,000 under warrants
•	Brandon L. Hart – 50,000 under warrants
•	William C. Regan – 100,000 under warrants
•	Robert E. Adams – 75,000 under warrants
•	Richard C. Schaeffer, Jr. – 50,000 under warrants
•	Eric C. Jaffe – 50,000 under warrants
•	Dr. Najwa Aaraj – 75,000 under warrants
•	all beneficial owners as a group – 525,000 under warrants

(4)	Based on 16,902,546 shares of common stock outstanding as of January 31, 2024.

(5)	Epic owns 2,103,698 shares of common stock of which Michael Hawkins is the sole owner. Common shares for Epic are included in the amounts for Michael Hawkins.

Series A Preferred Stock

The following table indicates beneficial ownership of our Series A preferred stock, as of January 31, 2024 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Epic Industry Corp	150,000 Series A preferred shares	100.0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 150,000 shares of Series A preferred stock outstanding as of January 31, 2024.

Series C Preferred Stock

The following table indicates beneficial ownership of our Series C preferred stock, as of January 31, 2024 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of its common stock;
•	Each executive officer and director of the Company;
•	All executive officers and directors of the Company as a group; and
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

	Amount and Nature of	Percentage
Name of Beneficial Owner(1)	Beneficial Ownership	of Class(2)
Alamo City Engineering Services Inc.	1,052,632 Series C preferred shares	77.8
Robert E. Adams	300,000 Series C preferred shares	22.2
Total as a group	1,352,632 Series C preferred shares	100.0

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Everything Blockchain, Inc., 12574 Flagler Center Blvd, Suite 101, Jacksonville, FL 32258.

(2)	Based on 1,352,632 shares of Series C preferred stock outstanding as of January 31, 2024.

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

Preferred Stock

As of January 31, 2024, our authorized capital stock consists of one million shares of Series A Preferred Stock, par value $0.0001, and ten million shares of Series C Preferred Stock, par value $0.0001. In addition, we have 48 million blank check preferred stock authorized.

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

On January 5, 2023, the Company sold one million shares of Series C Preferred Stock for $1.5 million to ACES.

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive during the year ending January 31, 2025. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. The maturity date of the note is upon receipt of the employee retention credit refund.

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

On September 5, 2023, the Company issued one warrant to a board member for the purchase of up to a total of 100,000 shares of common stock at $1.00 per share. The warrant expires on September 5, 2028.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of January 31, 2024, the note balance is $1.1 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share. During the year ended January 31, 2024, the Company was late on three of its interest payments. Epic chose to take the late interest payments in the form of Company common stock. Therefore, the Company issued to Epic 45,000 shares of common stock in lieu of interest payments of $45,000.

On September 20, 2023, Epic gave back to the Company 48,802 shares of common stock in settlement of a disputed receivable the Company had with a consultant.

On September 28, 2023, Robert Adams, a board director, purchased 300,000 shares of Series C preferred stock for 11.0 billion PulseX tokens, which equaled $104,000 at date of transfer of the tokens.

Director Independence

Our board of directors is comprised of five members, of which four members are “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees billed and expected to be billed for audit fees and tax fees rendered by Elkana Amitai CPA for the years ended January 31, 2024 and 2023.

	For the Years Ended January 31,
	2024	2023
Elkana Amitai CPA
Audit Fees(1)	$32,000	$29,000
Tax Fees	-	-
Total	$32,000	$29,000

(1)

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board of directors approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the board of directors, or, in the period between meetings, by a designated member of the board of directors. The audit fees paid to the auditors with respect to the years ended January 31, 2024 and 2023 were pre-approved by the board of directors.

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

Everything Blockchain, Inc.

Date: May 15, 2024	By:	/s/ Toney E. Jennings
Toney E. Jennings Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Toney E. Jennings	Chief Executive Officer	May 15, 2024
Toney E. Jennings	(Principal Executive Officer)

/s/ William C. Regan	Chief Financial Officer	May 15, 2024
William C. Regan	(Principal Financial and Accounting Officer)

/s/ Michael W. Hawkins	Chairman of the Board of Directors	May 15, 2024
Michael W. Hawkins

/s/ Najwa Aaraj	Director	May 15, 2024
Najwa Aaraj

/s/ Robert E. Adams	Director	May 15, 2024
Robert E. Adams

/s/ Richard C. Schaeffer, Jr.	Director	May 15, 2024
Richard C. Schaeffer, Jr.

/s/ Craig T. Stephens	Director	May 15, 2024
Craig T. Stephens

