Form 10-Q
period 2024-04-30
Everything Blockchain, Inc.
filed 2024-06-14
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of May 31, 2024, the Company had 21,706,666 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended April 30, 2024, are not necessarily indicative of the results that can be expected for the year ending January 31, 2025 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	April 30,	January 31,
	2024	2024
	(unaudited)
Current assets
Cash	$27	$60
Prepaid expenses	145	189
Other assets	252	207
Total current assets	$424	$456
Property, plant and equipment, net	2	2
Goodwill	16,504	16,504
Intangible assets, net	4,814	5,017
Other assets	221	221
Total assets	$21,965	$22,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,098	$1,843
Current portion of long-term debt	1,499	215
Reserve for legal settlements	154	154
Deferred revenue	250	250
Total current liabilities	$4,001	$2,462
Long-term liabilities
Debt	-	1,132
Total long-term liabilities	$-	$1,132
Total liabilities	$4,001	$3,594
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 150,000 shares issued and outstanding as of April 30, 2024 and January 31, 2024	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 shares authorized; 1,352,632 shares issued and outstanding as of April 30, 2024 and January 31, 2024	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 17,410,718 shares issued and outstanding as of April 30, 2024; 16,902,546 shares issued and outstanding as of January 31, 2024	2	1
Additional paid-in capital	87,732	86,991
Accumulated deficit	(69,770)	(68,386)
Total stockholders’ equity	$17,964	$18,606
Total liabilities and stockholders’ equity	$21,965	$22,200

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended
	April 30,
	2024	2023
	(unaudited)
Revenue	$63	$61
Cost of sales	-	-
Gross profit	$63	$61
Selling, general, and administrative	781	843
Stock based compensation	431	716
Depreciation and amortization	203	31
Total operating expenses	$1,415	$1,590
Loss from operations	(1,352)	(1,529)
Other expense, net	(32)	(1)
Loss from continuing operations before income taxes	$(1,384)	$(1,530)
Income tax expense	-	7
Loss from continuing operations	(1,384)	(1,537)
Loss from discontinued operations, net of tax	-	(282)
Net loss	$(1,384)	$(1,819)

Basic and diluted loss per share:
Continuing operations	$(0.08)	$(0.15)
Discontinued operations	$-	$(0.03)
Basic and diluted loss per share	$(0.08)	$(0.18)
Weighted average shares outstanding – basic and diluted	16,991,371	9,923,304

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity
	(unaudited)
Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Warrant exercise	-	-	-	-	-	-	100	-	100
Stock based compensation	-	-	-	-	-	641	-	-	641
Net loss	-	-	-	-	-	-	-	(1,819)	(1,819)
Balance – April 30, 2023	1,600	$-	9,923	$1	$(1,691)	$86,616	$(100)	$(62,354)	$22,472

Balance – January 31, 2024	1,503	$-	16,903	$1	$-	$86,991	$-	$(68,386)	$18,606
Issuance of common stock	-	-	353	1	-	228	-	-	229
Stock issued in exchange for accounts payable	-	-	155	-	-	120	-	-	120
Stock based compensation	-	-	-	-	-	393	-	-	393
Net loss	-	-	-	-	-	-	-	(1,384)	(1,384)
Balance – April 30, 2024	1,503	$-	17,411	$2	$-	$87,732	$-	$(69,770)	$17,964

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Three Months Ended April 30,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net Loss	$(1,384)	$(1,819)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from discontinued operations	-	282
Stock based compensation	431	716
Amortization and depreciation	203	31
Changes in operating assets and liabilities:
Prepaid expenses	6	30
Other assets	(45)	(46)
Accounts payable to related party	-	19
Accounts payable and accrued expenses	374	275
Cash used in operating activities of continuing operations	(415)	(512)
Cash used in operating activities of discontinued operations	-	(176)
Net cash used in operating activities	(415)	(688)
Cash flows from investing activities:
Capital expenditures	-	(200)
Cash used in investing activities of continuing operations	-	(200)
Cash used in investing activities of discontinued operations	-	(22)
Net cash used in investing activities	-	(222)
Cash flows from financing activities:
Proceeds from debt – related party	113	-
Proceeds from debt	95	-
Payment of debt	(55)	(8)
Proceeds from issuance of common stock	229	-
Proceeds from exercise of warrants	-	100
Net cash provided by financing activities	382	92
Net Change in Cash	(33)	(818)
Cash, beginning of period – continuing operations	60	657
Cash, beginning of period – discontinued operations	-	167
Cash, end of period	27	6
Cash from discontinued operations, end of period	-	4
Cash from continuing operations, end of period	$27	$2

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$19	$17

Non-cash Investing and Financing Activities:
Issuance of common stock for services	$120	$-

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

Subsidiaries of the Company

The subsidiaries of the Company are Render Payment Corp., DataStone, Inc., Vengar Technologies, Inc., Everything Blockchain Technology Corporation, and EBI International, Inc.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of EBI and its wholly owned subsidiaries.

Unaudited Interim Financial Information

The Company’s unaudited consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended January 31, 2024, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on May 15, 2024 (the “2024 Annual Report”). The results for any interim period are not necessarily indicative of results for any future period.

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended April 30, 2024, are not necessarily indicative of the results for the year ending January 31, 2025, or for any future period.

As of April 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates and judgments relate to revenue recognition; allowance for doubtful accounts; valuation of long-lived assets and finite-lived intangible assets; recoverability of goodwill; acquisition method of accounting; contingencies; and income taxes.

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

We recognize revenue when control of the promised services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on April 30, 2024 and January 31, 2024.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of April 30, 2024 and January 31, 2024.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended April 30, 2024 and 2023 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The following table summarizes the results of discontinued operations (in thousands).

For the Three Months April 30, 2023
Revenue	$201
Cost of sales	52
Gross profit	149
Selling, general, and administrative	387
Depreciation and amortization	28
Total operating expenses	415
Loss from operations	(266)
Other expense, net	(16)
Loss before income taxes	(282)
Income tax benefit	-
Net loss	$(282)

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of April 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$349	$4,814

	As of January 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$146	$5,017

The Company’s IP/Technology is amortized over five years.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	April 30, 2024	January 31, 2024
Computer equipment and computer software	$19	$19
Less: Accumulated depreciation	(17)	(17)
Total property, plant and equipment, net	$2	$2

Note 7. Debt

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the quarter ended April 30, 2024, the director lent the Company additional funds, which increased the outstanding balance to $85,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins the Company’s Chairman, formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of April 30, 2024, the note balance is $1.2 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

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

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three months ended April 30, 2024 and 2023.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of April 30, 2024	As of January 31, 2024

Accounts payable and accrued expenses	$217	$158
Loans payable	1,312	1,199

Related party income statement items (in thousands)

	For the Three Months Ended April 30,
	2024	2023

Consulting expenses	$98	$66
Payroll expenses	90	119
Stock based compensation	374	650

Loans

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the quarter ended April 30, 2024, the director lent the Company additional funds, which increased the outstanding balance to $85,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of April 30, 2024, the note balance is $1.2 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

Equity

On March 7, 2024, the Company sold 118,585 shares of common stock for $0.1 million to OEM partner, Alamo City Engineering Services, Inc. (“ACES”), which is owned by our board member Craig Stephens. On April 19, 2024, the Company sold 184,802 shares of common stock for $0.1 million to ACES.

Note 11. Stockholders’ Equity

Common Stock

As of April 30, 2024 and January 31, 2024, the Company had 200 million common shares authorized. As of April 30, 2024, the Company had 17,410,718 shares issued and outstanding. As of January 31, 2024, the Company had 16,902,546 common shares issued and outstanding.

On March 7, 2024, the Company sold 118,585 shares of common stock for $0.1 million to ACES. On April 19, 2024, the Company sold 184,802 shares of common stock for $0.1 million to ACES.

On April 9, 2024, we sold 50,000 shares of common stock to a third party for $28,500.

During the three months ended April 30, 2024, the Company issued 154,785 shares of common stock for services that totaled $120,000.

During the three months ended April 30, 2024, stock-based compensation expense related to stock grants was $37,000 from a grant to an employee. During the three months ended April 30, 2023, stock-based compensation expense related to stock grants was $75,000 from a grant to an employee.

Preferred Stock

Series A Preferred Stock

As of April 30, 2024 and January 31, 2024, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 150,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Series C Preferred Stock

As of April 30, 2024 and January 31, 2024, the Company had 10 million Series C Preferred shares, par value $0.0001, authorized, with 1,352,632 Series C Preferred shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock and Series A Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

Note 12. Warrants

A summary of warrant activity for three months ended April 30, 2024 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2024	2,611,000	$1.09
Warrants outstanding at April 30, 2024	2,611,000	$1.09

During the three months ended April 30, 2024, stock-based compensation expense related to warrant grants was $393,000, which consisted of grants to employees of $249,000, directors of $125,000, and consultants of $19,000. During the three months ended April 30, 2023, stock-based compensation expense related to warrant grants was $641,000, which consisted of grants to employees of $338,000, directors of $237,000, and consultants of $66,000.

Note 13. Income Taxes

Our consolidated effective income tax rate for the three months ended April 30, 2024 and 2023 was 0%.

Note 14. Net Loss Per Common Share

	For the Three Months Ended April 30,
	2024	2023
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,384)	$(1,537)
Numerator:
Loss from discontinued operations	-	(282)
Numerator:
Net loss	$(1,384)	$(1,819)

Weighted average common shares outstanding	16,991	9,923
Effect of dilutive securities:
Warrants	-	-
Preferred stock	-	-
Diluted shares outstanding	16,991	9,923
Basic and diluted:
Continuing operations	$(0.08)	$(0.15)
Discontinued operations	$-	$(0.03)
Basic and diluted loss per share	$(0.08)	$(0.18)

Note 15. Subsequent Events

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

On May 16, 2024, the Company sold 200,000 shares of common stock for $0.1 million to ACES. On June 11, 2024, the Company sold 200,000 shares of common stock for $0.1 million to ACES.

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

EMPLOYEES

As of April 30, 2024, the Company has 5 employees.

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

Results of Operations

Our operating results for the three months ended April 30, 2024 and 2023 are summarized as follows (in thousands):

	For the Three Months Ended
	April 30,
	2024	2023
	(unaudited)
Revenue	$63	$61
Cost of sales	-	-
Gross profit	$63	$61
Selling, general, and administrative	781	843
Stock based compensation	431	716
Depreciation and amortization	203	31
Total operating expenses	$1,415	$1,590
Loss from operations	(1,352)	(1,529)
Other expense, net	(32)	(1)
Loss from continuing operations before income taxes	$(1,384)	$(1,530)
Income tax expense	-	7
Loss from continuing operations	(1,384)	(1,537)
Loss from discontinued operations, net of tax	-	(282)
Net loss	$(1,384)	$(1,819)

Revenue

Revenue for the three months ended April 30, 2024 and 2023 was $0.1 million from consulting services.

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

Operating expenses for the three months ended April 30, 2024 were $1.4 million compared to $1.6 million for the three months ended April 30, 2023.

Loss from Operations

Loss from operations for the three months ended April 30, 2024 was $1.4 million compared to $1.5 million for the three months ended April 30, 2023.

Other Expense

Other income (expense) consists primarily of interest income and expense.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Three Months Ended April 30,
	2024	2023
	(in thousands)
Net loss	$(1,384)	$(1,819)
Add:
Income tax expense	-	7
Stock based compensation	431	716
Depreciation and amortization	203	59
Net interest expense	32	17
Adjusted EBITDA	$(718)	$(1,020)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities – continuing operations was $0.4 million for the three months ended April 30, 2024. We had net loss of $1.4 million from continuing operations, which included stock-based compensation of $0.4 million.

Net cash used in operating activities – continuing operations was $0.5 million for the three months ended April 30, 2023. We had net loss of $1.5 million from continuing operations, which included stock-based compensation of $0.7 million.

Net cash used in operating activities – discontinued operations was $0.2 million for the three months ended April 30, 2023. We had net loss of $0.3 million from discontinued operations.

Investing Activities

Net cash used in investing activities – continuing operations was $0 for the three months ended April 30, 2024, compared to $0.2 million for the three months ended April 30, 2023. During the three months ended April 30, 2023, we had capital expenditures of $0.2 million.

Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended April 30, 2024, compared to $0.1 million for the three months ended April 30, 2023. During the three months ended April 30, 2024, we sold 353,387 shares of common stock for $0.2 million and borrowed an additional $0.2 million, which was partially offset be debt payments of $0.1 million.

Liquidity and Capital Resources

We fund operations primarily through cash on hand, cash from sales of Common Stock and Series C Preferred Stock, debt, and exercises of warrants, and the support of Michael Hawkins.

On March 7, 2024, the Company sold 118,585 shares of common stock for $0.1 million to ACES. On April 19, 2024, the Company sold 184,802 shares of common stock for $0.1 million to ACES. On May 16, 2024, the Company sold 200,000 shares of common stock for $0.1 million to ACES. On June 11, 2024, the Company sold 200,000 shares of common stock for $0.1 million to ACES.

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

During the three months ended April 30, 2024, the Company issued 154,785 shares of common stock for services that totaled $120,000.

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of April 30, 2024.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three months ended April 30, 2024 and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended April 30, 2024, the Company issued 154,785 shares of common stock for services that totaled $120,000.

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

Everything Blockchain, Inc.

Dated: June 14, 2024	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2024	By:	/s/ William Regan
William Regan
	Its:	Chief Financial Officer (Principal Financial Officer)

