Form 10-Q
period 2024-07-31
Everything Blockchain, Inc.
filed 2024-09-16
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of August 31, 2024, the Company had 22,468,297 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended July 31, 2024, are not necessarily indicative of the results that can be expected for the year ending January 31, 2025 or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	July 31,	January 31,
	2024	2024
	(unaudited)
Current assets
Cash	$4	$60
Prepaid expenses	172	189
Other assets	298	207
Total current assets	$474	$456
Property, plant and equipment, net	1	2
Goodwill	16,504	16,504
Intangible assets, net	4,612	5,017
Other assets	221	221
Total assets	$21,812	$22,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,143	$1,843
Current portion of long-term debt	1,627	215
Reserve for legal settlements	154	154
Deferred revenue	250	250
Total current liabilities	$4,174	$2,462
Long-term liabilities
Debt	-	1,132
Total long-term liabilities	$-	$1,132
Total liabilities	$4,174	$3,594
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 150,000 shares issued and outstanding as of July 31, 2024 and January 31, 2024	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 shares authorized; 300,000 shares issued and outstanding as of July 31, 2024; 1,352,632 shares issued and outstanding as of January 31, 2024	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 22,193,616 shares issued and outstanding as of July 31, 2024; 16,902,546 shares issued and outstanding as of January 31, 2024	2	1
Additional paid-in capital	88,471	86,991
Accumulated deficit	(70,835)	(68,386)
Total stockholders’ equity	$17,638	$18,606
Total liabilities and stockholders’ equity	$21,812	$22,200

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
	(unaudited)
Revenue	$63	$66	$126	$127
Cost of sales	-	-	-	-
Gross profit	63	66	126	127
Selling, general, and administrative	512	776	1,294	1,618
Stock based compensation	373	650	803	1,366
Depreciation and amortization	203	30	406	61
Total operating expenses	1,088	1,456	2,503	3,045
Loss from operations	(1,025)	(1,390)	(2,377)	(2,918)
Other expense, net	(40)	(1,314)	(72)	(1,315)
Loss continuing operations before income taxes	(1,065)	(2,704)	(2,449)	(4,233)
Income tax expense	-	-	-	7
Loss from continuing operations	(1,065)	(2,704)	(2,449)	(4,240)
Loss from discontinued operations, net of tax	-	(388)	-	(670)
Net loss	$(1,065)	$(3,092)	$(2,449)	$(4,910)

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.27)	$(0.13)	$(0.43)
Discontinued operations	$-	$(0.04)	$-	$(0.07)
Basic and diluted loss per share	$(0.05)	$(0.31)	$(0.13)	$(0.49)
Weighted average shares outstanding – basic and diluted	21,174,297	9,923,904	19,105,817	9,923,304

   See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity
	(unaudited)
Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Warrant exercise	-	-	-	-	-	-	200	-	200
Stock based compensation	-	-	-	-	-	1,215	-	-	1,215
Net loss	-	-	-	-	-	-	-	(4,910)	(4,910)
Balance – July 31, 2023	1,600	$-	9,923	$1	$(1,691)	$87,190	$-	$(65,445)	$20,055

Balance – January 31, 2024	1,503	$-	16,903	$1	$-	$86,991	$-	$(68,386)	$18,606
Conversion of Series C Preferred into common stock	(1,053)	-	4,096	-	-	-	-	-	-
Issuance of common stock	-	-	953	1	-	528	-	-	529
Stock issued in exchange for accounts payable	-	-	242	-	-	186	-	-	186
Stock based compensation	-	-	-	-	-	766	-	-	766
Net loss	-	-	-	-	-	-	-	(2,449)	(2,449)
Balance – July 31, 2024	450	$-	22,194	$2	$-	$88,471	$-	$(70,835)	$17,638

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Six Months Ended July 31,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net Loss	$(2,449)	$(4,910)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss from discontinued operations	-	670
Stock based compensation	803	1,366
Realized net gain on investment in cryptocurrency	-	(9)
Fair value adjustment to cryptocurrency	-	1,302
Amortization and depreciation	406	61
Changes in operating assets and liabilities:
Prepaid expenses	(20)	(148)
Other assets	(90)	150
Accounts payable to related party	-	591
Accounts payable and accrued expenses	486	671
Cash used in operating activities of continuing operations	(864)	(256)
Cash used in operating activities of discontinued operations	-	(348)
Net cash used in operating activities	(864)	(604)
Cash flows from investing activities:
Proceeds from cryptocurrencies, net	-	170
Capital expenditures	-	(510)
Cash used in investing activities of continuing operations	-	(340)
Cash used in investing activities of discontinued operations	-	(50)
Net cash used in investing activities	-	(390)
Cash flows from financing activities:
Proceeds from debt – related party	163	-
Proceeds from debt	227	-
Payment of debt	(111)	(9)
Proceeds from issuance of common stock	529	-
Proceeds from exercise of warrants	-	200
Net cash provided by financing activities	808	191
Net Change in Cash	(56)	(803)
Cash, beginning of period – continuing operations	60	657
Cash, beginning of period – discontinued operations	-	167
Cash, end of period	4	21
Cash from discontinuing operations, end of period	-	20
Cash from continuing operations, end of period	$4	$1

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$43	$54

Non-cash Investing and Financing Activities:
Issuance of common stock for services	$186	$-
Acquisition of cryptocurrency	-	2,242

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

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and six months ended July 31, 2024, are not necessarily indicative of the results for the year ending January 31, 2025, or for any future period.

As of July 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 Annual Report.

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

Services revenue. We generate services revenue via consulting services and software development. The Company is engaged in developing, engineering, and designing blockchain projects.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on July 31, 2024 and January 31, 2024.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of July 31, 2024 and January 31, 2024.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended July 31, 2024 and 2023 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The following table summarizes the results of discontinued operations (in thousands).

	For the Three Months Ended July 31, 2023	For the Six Months Ended July 31, 2023
Revenue	$404	$605
Cost of sales	80	131
Gross profit	324	474
Selling, general, and administrative	662	1,050
Depreciation and amortization	29	57
Total operating expenses	691	1,107
Loss from operations	(367)	(633)
Other expense, net	(21)	(37)
Loss before income taxes	(388)	(670)
Income tax benefit	-	-
Net loss	$(388)	$(670)

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of July 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$551	$4,612

	As of January 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$146	$5,017

The Company’s IP/Technology is amortized over five years.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	July 31, 2024	January 31, 2024
Computer equipment and computer software	$19	$19
Less: Accumulated depreciation	(18)	(17)
Total property, plant and equipment, net	$1	$2

Note 7. Debt

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the six months ended July 31, 2024, the director lent the Company additional funds, which increased the outstanding balance to $85,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins the Company’s Chairman, formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of July 31, 2024, the note balance is $1.3 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

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

On July 26, 2024, the Company entered into a note for $120,000 with a net payment to the Company of $95,000 after an original issue discount of $20,000 and expenses of $5,000. There is a one-time interest charge of 10% which is paid back along with principal over the term of the note beginning with the first payment due on August 30, 2024. The maturity date of the note is April 30, 2025.

Note 8. Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will be incurred and that the amount of the loss can be reasonably estimated. No loss contingencies have been recorded for the three and six months ended July 31, 2024 and 2023.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of July 31, 2024	As of January 31, 2024

Accounts payable and accrued expenses	$245	$158
Loans payable	1,363	1,199

Related party income statement items (in thousands)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023

Consulting expenses	$66	$66	$164	$132
Stock based compensation	354	650	728	1,300
Payroll expenses	146	120	236	239

Loans

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the six months ended July 31, 2024, the director lent the Company additional funds, which increased the outstanding balance to $85,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of July 31, 2024, the note balance is $1.3 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

Equity

During the six months ended July 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to OEM partner, Alamo City Engineering Services, Inc. (“ACES”), which is owned by our board member Craig Stephens.

Note 11. Stockholders’ Equity

Common Stock

As of July 31, 2024 and January 31, 2024, the Company had 200 million common shares authorized. As of July 31, 2024, the Company had 22,193,616 shares issued and outstanding. As of January 31, 2024, the Company had 16,902,546 common shares issued and outstanding.

On April 9, 2024, we sold 50,000 shares of common stock to a third party for $28,500.

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

During the six months ended July 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the six months ended July 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

During the three and six months ended July 31, 2024, stock-based compensation expense related to stock grants was $0 and $37,000, respectively, from a grant to an employee. During the three and six months ended July 31, 2023, stock-based compensation expense related to stock grants was $75,000 and $150,000, respectively, from a grant to an employee.

Preferred Stock

Series A Preferred Stock

As of July 31, 2024 and January 31, 2024, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 150,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends, if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Series C Preferred Stock

As of July 31, 2024 and January 31, 2024, the Company had 10 million Series C Preferred shares, par value $0.0001, authorized. As of July 31, 2024, the Company had 300,000 shares issued and outstanding. As of January 31, 2024, the Company had 1,352,632 shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock and Series A Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

Note 12. Warrants

A summary of warrant activity for six months ended July 31, 2024 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2024	2,611,000	$1.09
Cancelled/Expired	(100,000)	1.00
Warrants outstanding at July 31, 2024	2,511,000	$1.10

During the three months ended July 31, 2024, stock-based compensation expense related to warrant grants was $373,000, which consisted of grants to employees of $250,000, directors of $104,000, and consultants of $19,000. During the six months ended July 31, 2024, stock-based compensation expense related to warrant grants was $766,000, which consisted of grants to employees of $499,000, directors of $229,000, and consultants of $38,000.

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

Note 13. Income Taxes

Our consolidated effective income tax rate for the three and six months ended July 31, 2024 and 2023 was 0%.

Note 14. Net Loss Per Common Share

	For the Three Months Ended			For the Six Months Ended
	July 31,			July 31,
	2024	2023		2024	2023
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,065)		$(2,704)	$(2,449)	$(4,240)
Numerator:
Loss from discontinued operations	-		(388)	-	(670)
Numerator:
Net loss	$(1,065)		$(3,092)	$(2,449)	$(4,910)
Denominator:
Weighted average common shares outstanding	21,174		9,924	19,106	9,923
Effect of dilutive securities:
Warrants	-		-	-	-
Preferred stock	-		-	-	-
Diluted shares outstanding	21,174		9,924	19,106	9,923
Basic and diluted:		$
Continuing operations	$(0.05)		$(0.27)	$(0.13)	$(0.43)
Discontinued operations	$-		$(0.04)	$-	$(0.07)
Basic and diluted loss per share	$(0.05)		$(0.31)	$(0.13)	$(0.49)

Note 15. Subsequent Events

In August 2024, the Company was unable to make a debt payment. The lender chose to take payment in the form of Company common stock. Therefore, the Company issued to the lender 249,031 shares of common stock in lieu of payment of $37,500.

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

EMPLOYEES

As of July 31, 2024, the Company has 5 employees.

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

Results of Operations

Our operating results for the three and six months ended July 31, 2024 and 2023 are summarized as follows (in thousands):

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Revenue	$63	$66	$126	$127
Cost of sales	-	-	-	-
Gross profit	63	66	126	127
Selling, general, administrative	512	776	1,294	1,618
Stock based compensation	373	650	803	1,366
Depreciation and amortization	203	30	406	61
Total operating expenses	1,088	1,456	2,503	3,045
Loss from operations	(1,025)	(1,390)	(2,377)	(2,918)
Other expense, net	(40)	(1,314)	(72)	(1,315)
Loss from continuing operations before income taxes	(1,065)	(2,704)	(2,449)	(4,233)
Income tax expense	-	-	-	7
Loss from continuing operations	(1,065)	(2,704)	(2,449)	(4,240)
Loss from discontinued operations, net of tax	-	(388)	-	(670)
Net loss	$(1,065)	$(3,092)	$(2,449)	$(4,910)

Revenue

Revenue for the three and six months ended July 31, 2024 and 2023 was $0.1 million from consulting services.

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

Operating expenses for the three months ended July 31, 2024 were $1.1 million compared to $1.5 million for the three months ended July 31, 2023. The primary reason for the decrease was due to decreases in stock-based compensation of $0.3 million and professional fees of $0.2 million, partially offset by an increase in depreciation and amortization of $0.2 million.

Operating expenses for the six months ended July 31, 2024 were $2.5 million compared to $3.0 million for the six months ended July 31, 2023. The primary reason for the decrease was due to decreases in stock-based compensation of $0.6 million and professional fees of $0.3 million, partially offset by an increase in depreciation and amortization of $0.3 million.

Loss from Operations

Loss from operations for the three months ended July 31, 2024 was $1.0 million compared to $1.4 million for the three months ended July 31, 2023. Loss from operations for the six months ended July 31, 2024 was $2.4 million compared to $2.9 million for the six months ended July 31, 2023. The primary reasons for the decrease in loss from operations were due to the decrease in operating expenses as discussed above.

Other Expense

Other income (expense) consists primarily of fair market value adjustments to cryptocurrency and interest income and expense.

Other expense, net for the three months ended July 31, 2024 was $0 million compared to $1.3 million for the three months ended July 31, 2023. Other expense, net for the three months ended July 31, 2023 consists primarily of fair market value expense adjustments related to cryptocurrency of $1.3 million.

Other expense, net for the six months ended July 31, 2024 was $0.1 million compared to $1.3 million for the six months ended July 31, 2023. Other expense, net for the six months ended July 31, 2023 consists primarily of fair market value expense adjustments related to cryptocurrency of $1.3 million.

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

The table below reconciles Adjusted EBITDA, which is a non-GAAP financial measure, to net loss.

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023
	(in thousands)
Net loss	$(1,065)	$(3,092)	$(2,449)	$(4,910)
Add:
Income tax expense	-	-	-	7
Stock based compensation	373	650	803	1,366
Depreciation and amortization	203	59	406	118
Net interest expense	40	37	72	54
Adjusted EBITDA	$(449)	$(2,346)	$(1,168)	$(3,365)

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities – continuing operations was $0.9 million for the six months ended July 31, 2024. We had net loss of $2.4 million from continuing operations, which included stock-based compensation of $0.8 million.

Net cash used in operating activities – continuing operations was $0.3 million for the six months ended July 31, 2023. We had net loss of $4.2 million from continuing operations, which included fair value adjustments to cryptocurrency of $1.3 million and stock-based compensation of $1.4 million.

Net cash used in operating activities – discontinued operations was $0.3 million for the six months ended July 31, 2023. We had net loss of $0.7 million from discontinued operations.

Investing Activities

Net cash used in investing activities – continuing operations was $0 for the six months ended July 31, 2024, compared to $0.3 million for the six months ended July 31, 2023. During the six months ended July 31, 2023, we had capital expenditures of $0.5 million, partially offset by proceeds from cryptocurrencies of $0.2 million.

Financing Activities

Net cash provided by financing activities was $0.8 million for the six months ended July 31, 2024, compared to $0.2 million for the six months ended July 31, 2023. During the six months ended July 31, 2024, we sold 953,387 shares of common stock for $0.5 million and borrowed an additional $0.4 million, which was partially offset by debt payments of $0.1 million. During the six months ended July 31, 2023, we received a $0.2 million receivable from a stockholder.

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

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

On July 26, 2024, the Company entered into a note for $120,000 with a net payment to the Company of $95,000 after an original issue discount of $20,000 and expenses of $5,000. There is a one-time interest charge of 10% which is paid back along with principal over the term of the note beginning with the first payment due on August 30, 2024. The maturity date of the note is April 30, 2025.

During the six months ended July 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the six months ended July 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

In August 2024, the Company was unable to make a debt payment. The lender chose to take payment in the form of Company common stock. Therefore, the Company issued to the lender 249,031 shares of common stock in lieu of payment of $37,500.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of July 31, 2024.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and six months ended July 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended July 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the six months ended July 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

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

Everything Blockchain, Inc.

Dated: September 16, 2024	By:	/s/ Toney Jennings
Toney Jennings
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 16, 2024	By:	/s/ William Regan
William Regan
	Its:	Chief Financial Officer (Principal Financial Officer)

