Form 10-Q
period 2024-10-31
Everything Blockchain, Inc.
filed 2025-01-27
CIK 1730869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

(904) 454-2111

(Registrant’s telephone number, including area code)

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

As of December 31, 2024, the Company had 30,896,653 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

Everything Blockchain, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Financial Statements and Notes to Interim Financial Statements

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions for Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended October 31, 2024, are not necessarily indicative of the results that can be expected for the year ending January 31, 2025, or any other reporting period. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Annual Report”).

Everything Blockchain, Inc.
Consolidated Balance Sheets (Amounts in thousands, except share and per share data)

ASSETS
	As of
	October 31,	January 31,
	2024	2024
	(unaudited)
Current assets
Cash	$-	$-
Assets of discontinued operations	137	456
Total current assets	$137	$456
Intangible assets, net	1,096	1,096
Assets of discontinued operations	3,314	20,648
Total assets	$4,547	$22,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$413	$-
Reserve for legal settlements	154	154
Liabilities of discontinued operations	3,300	2,308
Total current liabilities	$3,867	$2,462
Long-term liabilities
Liabilities of discontinued operations	-	1,132
Total long-term liabilities	$-	$1,132
Total liabilities	$3,867	$3,594
Stockholders’ equity
Series A Preferred stock, $0.0001 par value: 1,000,000 shares authorized; 150,000 shares issued and outstanding as of October 31, 2024 and January 31, 2024	-	-
Series C Preferred stock, $0.0001 par value: 10,000,000 shares authorized; 300,000 shares issued and outstanding as of October 31, 2024; 1,352,632 shares issued and outstanding as of January 31, 2024	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 23,679,886 shares issued and outstanding as of October 31, 2024; 16,902,546 shares issued and outstanding as of January 31, 2024	2	1
Additional paid-in capital	88,930	86,991
Accumulated deficit	(88,252)	(68,386)
Total stockholders’ equity	$680	$18,606
Total liabilities and stockholders’ equity	$4,547	$22,200

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Operations (Amounts in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
	(unaudited)
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Selling, general, and administrative	-	-	-	-
Stock based compensation	-	-	-	-
Depreciation and amortization	-	-	-	-
Total operating expenses	-	-	-	-
Loss from operations	-	-	-	-
Other expense, net	-	-	-	-
Loss continuing operations before income taxes	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Loss from continuing operations	-	-	-
Loss(Gain) from discontinued operations, net of tax	(17,416)	(1,708)	(19,865)	(6,618)
Net loss	$(17,416)	$(1,708)	$(19,865)	$(6,618)

Basic and diluted loss per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.76)	$(0.12)	$(0.98)	$(0.58)
Basic and diluted loss per share	$(0.76)	$(0.12)	$(0.98)	$(0.58)
Weighted average shares outstanding – basic and diluted	22,850,573	14,558,009	20,363,180	11,485,182

   See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Stockholders’ Equity (Amounts in thousands)

	Preferred Stock		Common Stock		Treasury	Additional Paid-in	Receivable from	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Shareholder	Deficit	Equity
	(unaudited)
Balance – January 31, 2023	1,600	$-	9,923	$1	$(1,691)	$85,975	$(200)	$(60,535)	$23,550
Warrant exercise	-	-	-	-	-	-	200	-	200
Conversion of Series A Preferred into common stock	(50)		2,500
Conversion of Series B Preferred into common stock	(400)		4,000
Issuance of Series C Preferred	413					340			340
Cancellation of Treasury Stock					1,599	(1,599)
Cancellation of shares to settle disputed receivable			(49)		(127)				(127)
Sale of Mercury, Inc.	(60)		(115)		(216)				(216)
Stock issuance in exchange for accounts payable			224			165			165
Stock based compensation						1,792			1,792
Net loss								(6,618)	(6,618)
Balance – October 31, 2023	1,503		16,483		(435)	86,673		(67,153)	19,086

Balance – January 31, 2024	1,503	$-	16,903	$1	$-	$86,991	$-	$(68,386)	$18,606
Conversion of Series C Preferred into common stock	(1,053)	-	4,096	-	-	-	-	-	-
Issuance of common stock	-	-	953	1	-	528	-	-	529
Stock issued in exchange for debt	-	-	1,461	2	-	78	-	-	80
Stock issued in exchange for accounts payable	-	-	267	-	-	206	-	-	206
Stock based compensation	-	-	-	-	-	1,125	-	-	1,125
Net loss	-	-	-	-	-	-	-	(19,865)	(19,865)
Balance – October 31, 2024	450	$-	23,680	$4	$-	$88,928	$-	$(88,252)	$680

See accompanying notes to consolidated financial statements.

Everything Blockchain, Inc.
Consolidated Statements of Cash Flows (Amounts in thousands)

	For the Nine Months Ended October 31,
	2024	2023
	(unaudited)
Cash flows from operating activities:
Net Loss	$-	$-
Adjustments to reconcile net loss to net
cash used in operating activities:
	-	-
Changes in operating assets and liabilities:
	-	-
Cash used in operating activities of discontinued operations	(768)	(2,185)
Net cash used in operating activities	(768)	(2,185)
Cash flows from investing activities:
Cash received in investing activities of discontinued operations	-	697
Net cash received in investing activities	-	697
Cash flows from financing activities:
Proceeds from debt	227	-
Payment of debt	(111)	(467)
Proceeds from issuance of common stock	529	-
Proceeds from exercise of warrants	-	200
Cash received in finance activities of continued operations	645	(267)
Cash received in finance activities of discontinued operations	63	944
Net cash provided by financing activities	708	677
Net Change in Cash	(60)	(811)
Cash, beginning of period – continuing operations	60	657
Cash, beginning of period – discontinued operations	-	167
Cash, end of period	-	13
Cash from discontinuing operations, end of period	-	-
Cash from continuing operations, end of period	$-	$13

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$43	$24

Non-cash Investing and Financing Activities:
Issuance of common stock for services	$206	$166
Acquisition of cryptocurrency	-	2,242
Issuance of Series C Preferred for cryptocurrency	-	250
Issuance of Series C Preferred	-	90
Settlement of disputed receivables for common stock	-	127
Retirement of treasury stock	-	1,599
Sale of subsidiary	-	217

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

Description of Business

Everything Blockchain (the "Company") has undergone a significant strategic transformation. Historically, the Company operated as a provider of database management and cybersecurity solutions. Its flagship products included EB Build and EB Control, which facilitated the management of complex database systems for businesses, and EB Control, a cybersecurity platform focused on data security and access management.

Building on this foundation, the Company has pivoted to become a specialized investment and technology development firm at the intersection of cryptocurrency, and artificial intelligence (AI) sectors. This strategic shift reflects the Company’s commitment to embracing emerging technologies and aligning its operations with high-growth, future-focused industries.

Everything Blockchain will operate as an actively managed investment vehicle and technology innovator, focusing on two primary operational segments:

Strategic Investments: The Company identifies and invests in early-stage enterprises within the AI and blockchain domains, targeting ventures that exhibit strong potential for technological innovation, competitive differentiation, and market leadership. Through a disciplined investment strategy, the Company will curate a portfolio of businesses poised for long-term value creation and sustainable growth.

Proprietary Technology Development: Complementing its investment activities, Everything Blockchain will develop and acquire proprietary AI and blockchain technologies. These efforts span various industries and applications, enabling the Company to create unique value propositions and diversify its revenue streams.

This dual approach positions Everything Blockchain as both an investor in transformative technologies and a creator of innovative solutions. By leveraging its expertise in blockchain and AI, the Company aims to shape the future of these industries while delivering sustained value to its shareholders.

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

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended October 31, 2024, are not necessarily indicative of the results for the year ending January 31, 2025, or for any future period.

As of October 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2024 Annual Report.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions. The Company had $0 in excess of federally insured limits on October 31, 2024, and January 31, 2024.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. The Company had no cash equivalents as of October 31, 2024, and January 31, 2024.

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

Note 3. Going Concern

The Company’s consolidated financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended October 31, 2024 and 2023 have been prepared to assume that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has had historically negative cash flow and net losses. The Company has sustained its solvency through the debt and the raising of capital, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Discontinued Operations

Subsequent to this reporting period, on November 22, 2024 the Board of Directors approved, and the Company completed the sale of its assets EB Control and Build DB.  As a consequence of this, the Company has reported all the financials for the quarter as discontinued operations.

The Company recognized a gain of $105,844 in discontinued operations during the quarter through a refund of payroll taxes from the Internal Revenue Service. The refunds under the ERC program were for the calendar quarters ending June 30, 2020; June 30, 2021; and October 31, 2020.

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

The following table summarizes the results of discontinued operations (in thousands).

	For the quarter ended		For the 9 months ended
	October 31,		October 31,
	2024	2023	2024	2023

Revenue from discontinued operations	$-	$61	$126	$188
Cost of sales	-	-	-	-
Gross profit from discontinued operations	$-	$61	$126	$188
Selling, general, and administrative	385	667	1,679	2,285
Stock-based compensation	448	651	1,251	2,017
Amortization and depreciation	203	21	609	82
Total operating expenses	1,036	1,339	3,539	4,384
Loss from operations of discontinued operations	(1,036)	(1,278)	(3,413)	(4,196)
Other income(expenses) from discontinued operations, net	(16,380)	(430)	(16,452)	(2,408)
Loss from discontinued operations	$(17,416)	$(1,708)	$(19,865)	$(6,618)

Note 5. Intangible Assets

Intangible assets consist of the following:

	As of October 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$753	$4,410

	As of January 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
IP/Technology	$5,163	$146	$5,017

The Company’s IP/Technology is amortized over five years.

Note 6. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	As of
	October 31, 2024	January 31, 2024
Computer equipment and computer software	$19	$19
Less: Accumulated depreciation	(18)	(17)
Total property, plant and equipment, net	$1	$2

Note 7. Debt

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the nine months ended October 31, 2024, the director lent the Company additional funds, which increased the outstanding balance to $87,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins the Company’s former Chairman, formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of October 31, 2024, the note balance is $1.3 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

On November 27, 2023, the Company entered into a note for $149,500 with a net payment to the Company of $125,000 after an original issue discount of $19,500 and expenses of $5,000. There is a one-time interest charge of 11% which is paid back along with principal over nine monthly payments beginning with the first payment due on December 30, 2023. The maturity date of the note is August 30, 2024. This note is paid in full.

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

Note 10. Related Parties and Related Party Transactions

Related party balance sheet items (in thousands)

	As of October 31, 2024	As of January 31, 2024

Accounts payable and accrued expenses	$423	$158
Deferred revenue	250
Loans payable	1,370	1,199

Related party income statement items (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023

Consulting expenses	$-	$66	$164	$198
Stock based compensation	-	631	728	1,931
Payroll expenses	147	120	390	358

Loans

On July 14, 2023, a board director of the Company loaned it $55,000, representing half of the Company’s employee retention credit refund, which the Company expects to receive this year. The note calls for the payment of the principal sum of $55,000 plus interest of $12,500 for a total of $67,500. During the nine months ended October 31, 2024, the director lent the Company additional funds, which increased the outstanding balance to $87,364. The maturity date of the note is upon receipt of the employee retention credit refund.

On September 7, 2023, Epic Industry Corp (“Epic”), a wholly owned company of Michael Hawkins the Company’s former Chairman, formalized its loans to the Company in a $1.0 million note. The note includes a mechanism to increase the amount of the note with the mutual consent of Epic and the Company. As of October 31, 2024, the note balance is $1.3 million. Monthly interest only payments at an annual rate of 4% will be made through the maturity date of February 1, 2025. If interest payments are made late after the cure period, the interest due shall be recalculated at the highest rate authorized by Florida law, which is 18% per annum. Epic in its sole discretion, at any time prior to the maturity date, may convert the principal, partial principal, and/or interest due into shares of the Company’s common stock at a static price of $1.00 per share.

Equity

During the nine months ended October 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to OEM partner, Alamo City Engineering Services, Inc. (“ACES”), which is owned by a former board member Craig Stephens.

Note 11. Stockholders’ Equity

Common Stock

As of October 31, 2024 and January 31, 2024, the Company had 200 million common shares authorized. As of  October 31, 2024, the Company had 23,679,886 shares issued and outstanding. As of January 31, 2024, the Company had 16,902,546 common shares issued and outstanding.

On April 9, 2024, we sold 50,000 shares of common stock to a third party for $28,500.

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

During the nine months ended October 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the nine months ended October 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

During the three and nine months ended October 31, 2024, stock-based compensation expense related to stock grants was $0 and $37,000, respectively, from a grant to an employee. During the three and nine months ended October 31, 2023, stock-based compensation expense related to stock grants was $75,000 and $150,000, respectively, from a grant to an employee.

Preferred Stock

Series A Preferred Stock

As of October 31, 2024 and January 31, 2024, the Company had one million Series A Preferred shares, par value $0.0001, authorized, with 150,000 Series A Preferred shares issued and outstanding. The Series A Preferred stock converts into common stock at the option of the holder of the Series A Preferred. The conversion rate for every one share of Series A Preferred stock is 50 shares of common stock. Each share of Series A Preferred stock entitles the holder to 1,000 votes. Holders of Series A Preferred are entitled to share ratably in dividends if any are declared. There are no redemption rights. In the event of dissolution, the holders of Series A Preferred are entitled to share pro rata all assets remaining after payment in full of all liabilities.

Series C Preferred Stock

As of October 31, 2024 and January 31, 2024, the Company had 10 million Series C Preferred shares, par value $0.0001, authorized. As of October 31, 2024, the Company had 300,000 shares issued and outstanding. As of January 31, 2024, the Company had 1,352,632 shares issued and outstanding. The Series C Preferred Stock shall rank senior to the Company’s common stock and Series A Preferred Stock. Each holder of Series C Preferred Stock is entitled to one (1) vote for each share of Series C Preferred Stock held on all matters submitted to a vote of stockholders. Each share of Series C Preferred Stock shall be convertible, at the discretion of the holders, into shares of common stock. The number of common shares issued shall be at the rate of 30% less than the volume-weighted average price or $5.00 per share whichever is less.

On May 15, 2024, ACES elected to convert 1,052,632 shares of Series C Preferred Stock into 4,095,948 shares of common stock.

Note 12. Warrants

A summary of warrant activity for nine months ended October 31, 2024 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at January 31, 2024	2,611,000	$1.09
Cancelled/Expired	(100,000)	1.00
Warrants outstanding at July 31, 2024	2,511,000	$1.10

During the nine months ended October 31, 2023, stock-based compensation expense related to warrant grants was $575,000, which consisted of grants to employees of $338,000 and directors of $237,000. During the nine months ended October 31, 2023, stock-based compensation expense related to warrant grants was $1,215,000, which consisted of grants to employees of $675,000, directors of $474,000, and consultants of $66,000.

Note 13. Income Taxes

Our consolidated effective income tax rate for the three and nine months ended October 31, 2024, and 2023 was 0%.

Note 14. Net Loss Per Common Share

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$-	$-	$-	$-
Numerator:
Loss from discontinued operations	(17,416)	(1,708)	(19,865)	(6,618)
Numerator:
Net loss	$(17,416)	$(1,708)	$(19,865)	$(6,618)
Denominator:
Weighted average common shares outstanding	22,851	14,558	20,363	11,485
Effect of dilutive securities:
Warrants	-	-	-	-
Preferred stock	-	-	-	-
Diluted shares outstanding	22,851	14,558	20,363	11,485
Basic and diluted:		$-
Continuing operations	$-	$-	$-	$-
Discontinued operations	$(0.76)	$(0.12)	$(0.98)	$(0.58)
Basic and diluted loss per share	$(0.76)	$(0.12)	$(0.98)	$(0.58)

Note 15. Subsequent Events

On November 22, 2024, the Company entered into an Asset Purchase Agreement (“APA”) with DataRock Technologies, Inc., (“DataRock”), a Texas company.  The Company owed DataRock $1,302,956 against a senior secured note that the Company was in Default.  The Company entered into the APA in reaching a settlement with DataRock.  Under terms of the agreement the Company sold its assets of BuildDB and EBControl, along with all intellectual property associated with these products, in exchange for $3,300,000.  As payment for the $3,300,000, DataRock canceled the note payable ($898,802), assumption of our prepaid income liability ($250,000), assumption of payroll liabilities ($654,935), assumption of vendor debt ($1,148,802), and the future payment of royalties of 2.5% (capped at $193,307). Management believed this was in the best interest of the Company and its shareholders.

On January 3, 2025, the Company entered into an agreement with Epic Industry Corp, who acquired the note the Company entered into with 1800 Diagonal on July 25, 2024, that was in default, removing the default and extending any payment requirements to April 1, 2025, reducing the amount owed from $204,119.01 to $132,000. ($120,000 principal and $12,000 prepaid interest).

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

Everything Blockchain (the "Company") has undergone a significant strategic transformation. Historically, the Company operated as a provider of database management and cybersecurity solutions. Its flagship products included EB Build and EB Control, which facilitated the management of complex database systems for businesses, and EB Control, a cybersecurity platform focused on data security and access management.

Building on this foundation, the Company has pivoted to become a specialized investment and technology development firm at the intersection of cryptocurrency, and artificial intelligence (AI) sectors. This strategic shift reflects the Company’s commitment to embracing emerging technologies and aligning its operations with high-growth, future-focused industries.

Everything Blockchain will operate as an actively managed investment vehicle and technology innovator, focusing on two primary operational segments:

Strategic Investments: The Company identifies and invests in early-stage enterprises within the AI and blockchain domains, targeting ventures that exhibit strong potential for technological innovation, competitive differentiation, and market leadership. Through a disciplined investment strategy, the Company will curate a portfolio of businesses poised for long-term value creation and sustainable growth.

Proprietary Technology Development: Complementing its investment activities, Everything Blockchain will develop and acquire proprietary AI and blockchain technologies. These efforts span various industries and applications, enabling the Company to create unique value propositions and diversify its revenue streams.

This dual approach positions Everything Blockchain as both an investor in transformative technologies and a creator of innovative solutions. By leveraging its expertise in blockchain and AI, the Company aims to shape the future of these industries while delivering sustained value to its shareholders.

Our website can be found at www.everythingblockchain.io, which is not incorporated as part of this Form 10-Q.

EMPLOYEES

As of October 31, 2024, the Company has 5 employees.

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

Results of Operations

Our operating results for the three and nine months ended October 31, 2024 and 2023 are summarized as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
(unaudited)
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-
Selling, general, and administrative	-	-	-	-
Stock based compensation	-	-	-	-
Depreciation and amortization	-	-	-	-
Total operating expenses	-	-	-	-
Loss from operations	-	-	-	-

Revenue

Revenue for the three and nine months ended October 31, 2024 and 2023 was $0.0 and  $0.0 million.

Operating Expenses

All operating expenses were reassigned to discontinued operations.

Loss from Operations

Loss from operations for the three months ended October 31, 2024, and 2023, were $0.0 million. All losses are accounted for under discontinued operations.

Analysis of Cash Flows

Operating Activities

Net cash used in operating activities – discontinuing operations was $0.8 million for the nine months ended October 31, 2024, and $2.2 million for the nine months ended October 31,2023.

Net cash used in operating activities – continuing operations was $0.0 million for the nine months ended October 31, 2024 and 2023.

Investing Activities

Net cash used in investing activities – discontinuing operations was $0 for the nine months ended October 31, 2024, and $697 for the nine months ended October 31, 2023.  All cash used in investing activities was in discontinued operations.

Financing Activities

Net cash provided by financing activities was $0.7 million for the nine months ended October 31, 2024, compared to $0.7 million for the nine months ended October 31, 2023. During the nine months ended October 31, 2024, we sold 953,387 shares of common stock for $0.5 million and borrowed an additional $0.3 million, which was partially offset by debt payments of $0.1 million. During the nine months ended October 31, 2023, we received $0.2 million receivable from a stockholder and borrowed an additional $0.9 million, which was offset by debt payments of $0.5 million. Out of the amount mentioned above proceeds from related party of $0.1 million for the nine month ended October 31, 2023 and $0.9 million for the nine months ended October 31, 2024  used in discontinued operations.

Liquidity and Capital Resources

We fund operations primarily through cash on hand, cash from sales of Common Stock and Series C Preferred Stock, debt, and exercises of warrants.

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

During the nine months ended October 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the nine months ended October 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

In August 2024, the Company was unable to make a debt payment. The lender chose to take payment in the form of Company common stock. Therefore, the Company issued to the lender 249,031 shares of common stock in lieu of payment of $37,500.

In September 2024, the Company was unable to make a debt payment. The lender chose to take payment in the form of Company common stock. Therefore, the Company issued to the lender 751,819 shares of common stock in lieu of payment of $29,815.

In October 2024, the Company was unable to make a debt payment. The lender chose to take payment in the form of Company common stock. Therefore, the Company issued to the lender 459,770 shares of common stock in lieu of payment of $12,000.

Off-Balance Sheet Arrangements

We did not have any material off-balance sheet arrangements as of October 31, 2024.

Going Concern

Our financial statements are prepared in accordance with GAAP, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the three and nine months ended October 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended October 31, 2024, the Company issued 241,735 shares of common stock for services that totaled $0.2 million.

During the nine months ended October 31, 2024, in a series of transactions, the Company sold a total of 903,387 shares of common stock for $0.5 million to ACES.

Item 3. Defaults Upon Senior Securities

The Company was in default on its senior-secured note.  On November 22, 2024, the Company entered an agreement to settle payment of this note.  In addition, the Company had defaulted on its loan with 1800 Diagonal Lending.  This note was acquired by Epic Industry Corp and was taken out of default until March 31, 2025.

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

Everything Blockchain, Inc.

Dated: January 27, 2025	By:	/s/ Arthur Rozenberg
Arthur Rozenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: January 27, 2025	By:	/s/ Arthur Rozenberg
Arthur Rozenberg
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

